Form 10-Q
period 1994-06-30
ROTO ROOTER INC
filed 1994-08-10
CIK 755548

- - -------------------------------------------------------------------
- - ------------------------------------------------------------------
                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 1994

Commission File Number: 0-13821

                             ROTO-ROOTER, INC.
          (Exact name of registrant as specified in its charter)


          Delaware                       31-1078130
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


2500 Chemed Center, 255 E. Fifth Street, Cincinnati, Ohio 45202

(Address of principal executive offices)               (Zip code)


                              (513) 762-6690
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.    Yes  X         No
                             ----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class               Amount                   Date

Common Stock        5,068,324 Shares         July 31, 1994
$1 Par Value
- - ------------------------------------------------------------------
- - -------------------------------------------------------------------

                         ROTO-ROOTER, INC. AND
                           SUBSIDIARY COMPANIES



                                   Index

                                                                  Page No.
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements
                   Consolidated Balance Sheet -
                   June 30, 1994 and
                   December 31, 1993                                  3

                   Consolidated Statement of Income -
                    Three and Six months ended
                    June 30, 1994 and 1993                            4

                   Consolidated Statement of Cash Flows
                    Six months ended
                    June 30, 1994 and 1993                            5

                   Notes to Unaudited Financial Statements            6


         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                       7-10


PART II.   OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote
                   of Security Holders                                 11

         Item 6.  Exhibits and Reports on Form 8-K                     12


Exhibit I. Computation of Per Share Earnings                          E-11

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                  (in thousands except share and per share data)


                                                      June 30,      December 31,
                                                        1994           1993
                                                      ----------     ----------
ASSETS
Current Assets:
   Cash and Cash Equivalents                          $   5,198    $   5,754
   Demand Deposits with Chemed Corporation                   --          760
   Accounts Receivable, Less Allowance (1994--$818;
    1993--$652)                                           6,312        6,318
   Inventories --
    Raw Materials, Supplies, General Merchandise and
     In Process                                           6,783        6,087
    Finished Goods                                          638          693
   Deferred Income Taxes                                  2,900        2,898
   Prepaid Advertising and Other Current Assets           2,898        2,923
                                                      ----------   ----------
      Total Current Assets                               24,729       25,433

   Property and Equipment, at Cost, Less Accumulated
    Depreciation  (1994--$13,061; 1993--$11,830)         26,531       25,157
   Intangible Assets, Less Accumulated Amortization
    (1994--$9,304; 1993--$8,270)                         65,291       62,299
   Statutory Deposits                                    12,434       13,176
   Other Assets                                           3,411        2,892
                                                      ----------   ----------
      Total Assets                                    $ 132,396    $ 128,957
                                                      ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                   $   6,162    $   8,542
   Advances from Chemed Corporation                         862           --
   Income Taxes                                              --          404
   Deferred Contract Revenue                             23,317       23,848
   Other Current Liabilities                             15,259       16,359
                                                      ----------   ----------
      Total Current Liabilities                          45,600       49,153

   Deferred Income Taxes                                  2,898        2,865
   Deferred Compensation and Other Noncurrent
    Liabilities                                           7,250        3,282
   Long-Term Debt with Chemed Corporation                 8,424        8,424
   Minority Interest                                      3,830        3,723
                                                      ----------   ----------
      Total Liabilities                                  68,002       67,447
                                                      ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Authorized 1,000,000 Shares, $1.00
     Par Value (None Issued)                                 --           --
   Common Stock - Authorized 10,000,000 Shares, $1.00
    Par Value (Issued 1994--5,268,422 Shares and
    1993--5,236,297 Shares)                               5,268        5,236
   Paid-In Capital                                       24,441       23,537
   Retained Earnings                                     39,304       37,086
   Treasury Stock, at Cost (1994--200,098 Shares and
     1993--190,812 Shares)                               (4,619)      (4,349)
                                                      ----------   ----------
      Total Stockholders' Equity                         64,394       61,510
                                                      ----------   ----------
      Total Liabilities and Stockholders' Equity      $ 132,396    $ 128,957
                                                      ==========   ==========

           See accompanying notes to unaudited financial statements.

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)
                                  UNAUDITED

                                Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                               --------------------  ------------------
                                 1994      1993        1994    1993
                               --------  --------    -------- --------
Total Operating Revenues       $ 41,900  $ 28,833    $ 83,436 $ 56,401
                               --------  --------    -------- --------

Cost of Services Provided and
  Products Sold                  26,326    16,001      52,272    31,538
Selling, General and Administrative
  Expenses                       10,248     8,637      20,524   16,938
Depreciation and Amortization     1,849     1,007       3,637    1,982
                               --------- ---------   -------- --------
    Total Costs and Expenses     38,423    25,645      76,433   50,458
                               --------- ---------   -------- --------

Income from Operations            3,477     3,188       7,003    5,943
Interest Expense                   (148)      (64)       (283)    (135)
Other Income - Net                  106       236         159      496
                               --------- ---------   -------- --------
Income before Income Taxes        3,435     3,360       6,879    6,304
Income Taxes                      1,481       1,386    3,017     2,595
                               --------- ---------   -------- --------
Income before Minority Interest   1,954       1,974    3,862     3,709
Minority Interest                    48       114         107      213
                               --------- ---------   -------- --------
Net Income                     $  1,906  $  1,860    $  3,755 $  3,496
                               ========= =========   ======== ========

Earnings Per Common Share      $    .38  $    .37    $    .74 $    .70
                               ========= =========   ======== ========

Average Number of Shares
  Outstanding                     5,068     5,020       5,061    5,019
                               ========= =========   ======== ========

Cash Dividends Paid Per Share  $    .14  $   .125    $    .28 $    .25
                               ========= =========   ======== ========



           See accompanying notes to unaudited financial statements.

                  ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  UNAUDITED

                                            Six Months Ended
                                                 June 30,
                                          -----------------------

                                              1994       1993
                                           ---------  ---------
Cash Flows From Operating Activities:
    Net Income                             $  3,755   $  3,496
    Depreciation and Amortization             3,637      1,982
    Provision for Deferred Income Taxes         273        304
    Changes in Operating Assets and
     Liabilities                             (5,028)        40
    Change in Statutory Reserve Requirements    742       (452)
    Other                                      (734)      (649)
                                           ---------  ---------
      Net Cash Provided by Operating
       Activities:                            2,645      4,721
                                           ---------  ---------
Cash Flows from Investing Activities:
    Capital Expenditures                     (4,249)     (2,388)
    Business Combinations                      (119)       (254)
    Proceeds from Disposition of Property
      and Equipment                             367         211
                                            ---------   ---------
      Net Cash Used for Investing
       Activities                            (4,001)     (2,431)
                                            ---------   ---------
Cash Flows from Financing Activities:
    Dividends Paid                           (1,419)     (1,255)
    Demand Deposits with Chemed Corporation   1,622        (757)
    All Other                                   597         109
                                            ---------   ---------
      Net Cash Provided by/(Used for)
         Financing Activities                   800      (1,903)
                                            ---------   ---------

Net (Decrease) Increase in Cash and
    Cash Equivalents                           (556)        387

Cash and Cash Equivalents at Beginning
  of Period                                   5,754       4,517
                                            ---------   ---------
Cash and Cash Equivalents at End of Period  $ 5,198     $ 4,904
                                            =========   =========

           See accompanying notes to unaudited financial statements

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES

                  Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Roto-Rooter, Inc., the financial statements presented herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries. For further information regarding Roto-Rooter's accounting policies and other financial information, refer to the consolidated financial statements and footnotes included in Roto-Rooter's Annual Report on Form 10-K for the year ended December 31, 1993.

2. Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods.


3. The acquisition of Encore Service Systems,Inc. ("Encore") on July 16, 1993 called for a purchase price of $17,000,000 in cash at closing plus contingent payments based upon the achievement of certain sales and earnings objectives during the 36-month period following the date of acquisition.

   Based on Encore's results through June 30, 1994, management believes it is probable that the sales-based contingent payment will be earned in full. The present value of the $3,800,000 contingent payment due in July 1996 is $3,338,000. This amount was recorded at June 30, 1994 in both intangible assets (goodwill) and other noncurrent liabilities. Because it is a non-cash transaction, this transaction is not reflected in the Consolidated Statement of Cash Flows.

              Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES

   During the first six months of 1994, as noted on the Consolidated Statement of Cash Flows, the change in operating assets and liabilities was a net decrease of $5,028,000 for the six months ended June 30, 1994 as compared with a net increase of $40,000 for the six months ended June 30, 1993. The primary reasons for this change were:

   1. Accounts payable declined from $8,542,000 at December 31, 1993 to $6,162,000 at June 30, 1994
        as a result of the timing of the payments of certain bills at the end of the second quarter of 1994 compared with the end of 1993.

   2. Billings on our casualty insurance program in the first six months of 1994 were $3,641,000 as compared with $2,633,000 for the first six months of 1993.


   In addition, capital expenditures increased from $2,388,000 in the first six months of 1993 to $4,249,000 in the first six months of 1994. The higher capital expenditures in 1994 resulted primarily from investments in machinery, equipment and vehicles to facilitate the continued growth of Roto-Rooter's service contract, plumbing and drain cleaning businesses. In addition, the 1993 business period did not include the Encore Service Systems, Inc. ("Encore") business which was acquired in July 1993. Encore provides repair and maintenance services through the sale of service contracts. The company anticipates that its capital expenditures for full year 1994 will be between $4,500,000 and $6,000,000.

RESULTS OF OPERATIONS

   Second Quarter 1994 Versus Second Quarter 1993
   ----------------------------------------------
For the three months ended June 30, 1994, total operating revenues increased to $41,900,000, a 45% increase over the $28,833,000 reported in the comparable 1993 quarter. Encore contributed 33 percentage points of the total 45% growth. Plumbing revenues increased to $8,845,000, or 19% above the comparable prior year and sewer and drain cleaning revenues increased to $12,478,000, a 6% increase over the prior year.

  Income from operations increased to $3,477,000 in the three months ended June 30, 1994 or 9.1% above the $3,188,000 reported in the three months ended June 30, 1993. The income from operations margin, however, declined from 11.1% of total operating revenues for the second quarter of 1993 to 8.3% of total operating revenues in the second quarter of 1994.

   There were several items affecting our operating margin in the second quarter of 1994 when compared with the second quarter of 1993. Favorably affecting Roto-Rooter's operating margin was the decline in insurance costs from 3.9% of sales in 1993 to 2.9% of sales in the second quarter of 1994. The decline in insurance costs reflects the ongoing success of the company's safety programs implemented during the past several years to encourage worker safety and to contain rising insurance costs. Unfavorably affecting margins during the second quarter were (1) the Encore acquisition, which as expected, has lower margins than those margins achieved in the company's other repair and maintenance businesses, and (2) higher material, labor and depreciation costs as a percent of sales.

   The higher material usage costs result from higher material usage per service call in the service contract business and a changing sales mix to jobs that have a higher material cost component. The higher material usage per service call in our service contract business is being addressed in part by enhancing the training of new service technicians to address those areas where reduced materials could be used on service calls.

   The higher labor costs as a percent of sales results from expansion of service technician manpower in our service contract business faster than the rate of service contract growth and expansion of the plumbing and drain cleaning labor forces for the expected continued growth of these businesses. In addition, the company has made investments in labor in key areas of the business which are important to future growth. The areas of these investments were primarily sales and training related. The company is working to bring its manpower in its service contract business in line with its service contract growth. The expansion of the drain cleaning, plumbing, and heating ventilation and air conditioning workforces, as well as investments in the training areas of the company, represent investments being made to assist in the future growth of the company.

   As mentioned in the Liquidity and Capital Resources section of this report, capital expenditures have been running ahead of prior year for the first six months of 1994, with the resulting effect that depreciation expense has been running at a higher level as a percent of sales, as compared to the prior year. It is expected that depreciation expense will moderate and decline as a percent of sales over the last six months of 1994 as compared with the first six months of 1994.

   In the future, the consolidation of purchasing between Amira Services, Inc. (a business providing repair and maintenance services through service contracts that was acquired in August
1991) and Encore will help lower material costs and as our service contract businesses achieve greater efficiencies, the margins in these businesses should improve.

   During the second quarter of 1994, Roto-Rooter continued to make investments that, while contributing to short-term margin decline, position the company for long-term growth. These include investments in diversification, expanding and training the company's labor force and upgrading systems and equipment. The company continued to develop its heating, ventilation and air conditioning ("HVAC") business in the second quarter. The company is currently offering HVAC repair and maintenance services in five cities served by company-owned operations. The company plans to expand HVAC services to four additional markets by early 1995.

   Interest expense increased from $64,000 for the second quarter of 1993 to $148,000 for the second quarter of 1994 as a result of the issuance of $4,224,000 of long-term debt to Chemed to help partially finance the Encore acquisition in July 1993. Other Income - Net declined from $236,000 for the three months ended June 30, 1993 to $106,000 for the three months ended June 30, 1994. This decline was primarily a result of the company having a lower average balance of interest earning cash equivalents during the second quarter of 1994 as compared with the second quarter of 1993. The lower average balance of interest earning cash equivalents during the second quarter resulted primarily from the cash outlay for the Encore acquisition.

   The company's effective income tax rate for the second quarter of 1994 was 43.1% which compares with 41.3% for the second quarter of 1993. The higher income tax rate resulted primarily from non-deductible intangibles amortization incurred in the Encore acquisition.

   Net income for the second quarter of 1994 was $1,906,000, a 2% increase over the $1,860,000 reported in the comparable 1993 quarter. Earnings per share for the second quarter of 1994 were 38 cents, or 3% above the prior year's second quarter earnings per share of 37 cents.

   First Six Months of 1994 versus First Six Months of 1993
   --------------------------------------------------------
For the six months ended June 30, 1994, total operating revenues increased to $83,436,000, or 48% above the $56,401,000 reported in the first six months of last year. Encore contributed 34 percentage points to this 48% increase. Also contributing to the revenue growth were sewer and drain cleaning revenues, which increased to $25,235,000 or 8% above the prior year and plumbing revenues which increased to $17,730,000 or 24% above the prior year.

   Income from operations increased to $7,003,000 for the first six months of 1994, or 18% above the $5,943,000 reported in the first six months of 1993. The operating margin declined from 10.5% of sales in the first six months of 1993 to 8.4% for the six months ending June 30, 1994. The reasons for the lower margins in the first six months of 1994 as compared with the first six months of 1993 are the same reasons as those discussed previously in the second quarter financial analysis.

   Interest expense increased from $135,000 for the six months ended June 30, 1993 to $283,000 for the six months ended June 30, 1994 as a result of the issuance of $4,224,000 of long term debt to Chemed to help partially finance the Encore acquisition in July 1993.

   Other Income - Net declined from $496,000 for the six months ended June 30, 1993 to $159,000 for the six months ended June 30, 1994, primarily as the result of the company having a lower average balance of interest earning cash equivalents during the first six months of 1994 as compared with the first six months of 1993. The lower average balance of interest earning cash equivalents during this six-month period resulted primarily from the cash outlay for the Encore acquisition.

   The company's effective income tax rate for the first six months of 1994 was 43.9% which compares with 41.2% for the first six months of 1993. The higher effective income tax rate resulted primarily from non-deductible intangibles amortization incurred in the Encore acquisition.

   Net income for the first six months of 1994 was $3,755,000, a 7% increase over the $3,496,000 reported in the comparable 1993 period. Earnings per share for the six months ended June 30, 1994 were 74 cents, or 6% above the prior year's first six months earnings per share of 70 cents.

                    PART II -- OTHER INFORMATION
                      ----------------------------

Item 4. Submission of Matters to a Vote of Security Holders

(a) Roto-Rooter held its Annual Meeting of Stockholders on
    May 16, 1994.

(b) The names of directors elected at this Annual Meeting are as follows:

             Edward L. Hutton          Will J. Hoekman
             William R. Griffin        Jerome E. Schnee
             Brian A. Brumm            Thomas C. Hutton
             James A. Cunningham       Patrick L. Johnson
             Naomi C. Dallob           Jon D. Krahulik
             Charles H. Erhart, Jr.    Sandra E. Laney
             Neal Gilliatt             Kevin J. McNamara
             Lawrence J. Gillis        Timothy S. O'Toole
             J. Peter Grace            D. Walter Robbins, Jr.
             Douglas B. Harper

(c) The Stockholders then ratified the selection by the Board of Directors of Price Waterhouse as independent accountants for the Company and its consolidated subsidiaries for the year 1994. 4,814,350 votes were cast in favor of the proposal, 10 votes were cast against it, 841 votes abstained and zero were broker non-votes.

    With respect to the election of directors, the number of votes cast for each nominee was as follows:

                              Votes    Votes      Broker
                 Votes For    Against  Withheld   Non-Votes
                 ---------    -------  --------   ---------
E.L. Hutton      4,796,278    18,923       500         0
W.R. Griffin     4,796,778    18,423         0         0
B.A. Brumm       4,796,778    18,423         0         0
J.A. Cunningham  4,796,028    19,173       750         0
N.C. Dallob      4,795,328    19,873     1,450         0
C.J. Erhart, Jr. 4,796,028    19,173       750         0
N. Gilliatt      4,796,028    19,173       750         0
L.J. Gillis      4,796,528    18,673       250         0
J.P. Grace       4,795,128    20,073     1,650         0
D.B. Harper      4,796,528    18,673       250         0
W.J. Hoekman     4,796,578    18,623       200         0
T.C. Hutton      4,795,828    19,373       950         0
P.L. Johnson     4,796,528    18,673       250         0
J.D. Krahulik    4,795,328    19,873      1,450        0
S.E. Laney       4,796,278    18,923       500         0


                                         Votes    Votes Broker
                 Votes For    Against  Withheld   Non-Votes
                 ---------    -------  --------   ---------

K.J. McNamara    4,796,328    18,873       450         0
T.S. O'Toole     4,796,078    19,123       700         0
D.W. Robbins,Jr. 4,795,828    19,373       950         0
J.E. Schnee      4,795,728    19,473     1,050         0


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
          --------

        Exhibit     SK 601
          No.      Ref. No.    Description           Page No.
        -------    --------    ------------------    ----------

          1          (11)      Statement re:
                               Computation of Per
                               Share Earnings           E-1


   (b)   Reports on Form 8-K
       --------------------

        No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange
      Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROTO-ROOTER, INC.
                                  -------------------------
                                      (Registrant)



Dated:   August 5, 1994        By:  W.R. Griffin
      ----------------------      -------------------------
                                    W.R. Griffin
                                    President



Dated:  August 5, 1994        By   B.A. Brumm
      ----------------------      -------------------------
                                    B.A. Brumm
                                    Vice President - Treasurer
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)
















Page 1                            3 of 14