Form 10-Q
period 1994-09-30
ROTO ROOTER INC
filed 1994-11-10
CIK 755548

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

For Quarter Ended: September 30, 1994

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


Class               Amount                   Date

Common Stock        5,071,595 Shares         October 31, 1994
$1 Par Value
- - ------------------------------------------------------------------
- - -------------------------------------------------------------------

                          ROTO-ROOTER, INC. AND
                           SUBSIDIARY COMPANIES



                                   Index

                                                          Page No.
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements
                    Consolidated Balance Sheet -
                    September 30, 1994 and
                    December 31, 1993                          3

                  Consolidated Statement of Income -
                    Three and Nine months ended
                    September 30, 1994 and 1993                4

                  Consolidated Statement of Cash Flows
                    Nine months ended
                    September 30, 1994 and 1993                5

                  Notes to Unaudited Financial Statements      6


        Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                             7-10


PART II.   OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K              11


Exhibit I. Computation of Per Share Earnings                   E-1

Exhibit II.Financial Data Schedule                             E-2

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                  (in thousands except share and per share data)


                                                September 30,   December 31,
                                                     1994           1993
                                                  ----------     ----------
ASSETS
Current Assets:
   Cash and Cash Equivalents                      $   7,751      $   5,754
   Demand Deposits with Chemed Corporation            1,265            760
   Accounts Receivable, Less Allowance
    (1994--$935; 1993--$652)                          6,254          6,318
   Inventories --
    Raw Materials, Supplies, General Merchandise
      and In Process                                  6,869          6,087
    Finished Goods                                      736            693
   Deferred Income Taxes                              2,713          2,898
   Prepaid Advertising and Other Current Assets       2,327          2,923
                                                  ----------     ----------
      Total Current Assets                           27,915         25,433

   Property and Equipment, at Cost, Less Accumulated
    Depreciation (1994--$13,795; 1993--$11,830)      26,223         25,157
   Intangible Assets, Less Accumulated Amortization
    (1994--$9,838; 1993--$8,270)                     65,299         62,299
   Statutory Deposits                                12,681         13,176
   Other Assets                                       3,304          2,892
                                                  ----------     ----------
      Total Assets                                $ 135,422      $ 128,957
                                                  ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                               $   6,694      $   8,542
   Income Taxes                                       1,094            404
   Deferred Contract Revenue                         22,968         23,848
   Other Current Liabilities                         15,912         16,359
                                                  ----------     ----------
      Total Current Liabilities                      46,668         49,153

   Deferred Income Taxes                              2,510          2,865
   Deferred Compensation and Other Noncurrent
     Liabilities                                      7,898          3,282
   Long-Term Debt with Chemed Corporation             8,424          8,424
   Minority Interest                                  3,875          3,723
                                                  ----------     ----------
      Total Liabilities                              69,375         67,447
                                                  ----------     ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Authorized 1,000,000 Shares,
    $1.00 Par Value (None Issued)                        --             --
   Common Stock - Authorized 10,000,000 Shares,
    $1.00 Par Value (Issued 1994--5,270,904 Shares
    and 1993--5,236,297 Shares)                       5,271          5,236
   Paid-In Capital                                   24,490         23,537
   Retained Earnings                                 40,938         37,086
   Treasury Stock, at Cost (1994--201,409 Shares
     and 1993--190,812 Shares)                       (4,652)        (4,349)
                                                  ----------     ----------
      Total Stockholders' Equity                     66,047         61,510
                                                  ----------     ----------
      Total Liabilities and Stockholders' Equity  $ 135,422      $ 128,957
                                                  ==========     ==========

           See accompanying notes to unaudited financial statements.

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)
                                  UNAUDITED

                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                               --------------------  ------------------
                                 1994      1993        1994    1993
                               --------  --------    -------- --------
Total Operating Revenues       $ 43,057  $ 38,290    $126,493 $ 94,691
                               --------  --------    -------- --------

Cost of Services Provided and
  Products Sold                  26,371    23,738      78,643   55,276
Selling, General and
  Administrative Expenses        10,670     9,344      31,194   26,282
Depreciation and Amortization     1,817     1,501       5,454    3,483
                               --------- ---------   -------- --------
    Total Costs and Expenses     38,858    34,583     115,291   85,041
                               --------- ---------   -------- --------

Income from Operations            4,199     3,707      11,202    9,650
Interest Expense                   (220)     (137)       (543)    (272)
Other Income - Net                  185       216         384      712
                               --------- ---------   -------- --------
Income before Income Taxes        4,164     3,786      11,043   10,090
Income Taxes                      1,790     1,582       4,807    4,177
                               --------- ---------   -------- --------
Income before Minority Interest   2,374     2,204       6,236    5,913
Minority Interest                    45        92         152      305
                               --------- ---------   -------- --------
Net Income                     $  2,329  $  2,112    $  6,084 $  5,608
                               ========= =========   ======== ========

Earnings Per Common Share      $    .46  $    .42    $   1.20 $   1.12
                               ========= =========   ======== ========

Average Number of Shares
   Outstanding                    5,069     5,029       5,064    5,023
                               ========= =========   ======== ========

Cash Dividends Paid Per Share  $    .15   $   .14    $    .43  $   .39
                               ========= =========   ======== ========



           See accompanying notes to unaudited financial statements.

                  ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  UNAUDITED

                                             Nine Months Ended
                                                September 30,
                                            --------------------
                                              1994       1993
                                            --------   -------
Cash Flows From Operating Activities:
    Net Income                             $  6,084   $  5,608
    Depreciation and Amortization             5,454      3,483
    Provision for Deferred Income Taxes         274       (307)
    Changes in Operating Assets
     and Liabilities                         (2,650)      (607)
    Change in Statutory Reserve
      Requirements                              583     (2,123)
    Other                                      (714)      (451)
                                           ---------  ---------
      Net Cash Provided by Operating
        Activities:                           9,031      5,603
                                           ---------  ---------
Cash Flows from Investing Activities:
    Capital Expenditures                     (5,470)     (4,007)
    Business Combinations                      (119)    (18,685)
    Proceeds from Disposition of Property
      and Equipment                             650         373
                                            ---------  ---------
      Net Cash Used for Investing
        Activities                           (4,939)    (22,319)
                                            ---------  ---------
Cash Flows from Financing Activities:
    Dividends Paid                           (2,179)     (1,960)
    Proceeds from Issuance of Long-Term Debt     --       4,249
    Minority Investment in Subsidiary            --       1,056
    Advances From/(To) Chemed Corporation      (505)     14,724
    All Other                                   589         204
                                            ---------  ---------
      Net Cash Provided by/(Used for)
         Financing Activities                (2,095)     18,273
                                            ---------  ---------

Net Increase in Cash and
    Cash Equivalents                          1,997       1,557

Cash and Cash Equivalents at
    Beginning of Period                       5,754       4,517
                                            ---------  ---------
Cash and Cash Equivalents at End of Period  $ 7,751     $ 6,074
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


3. The acquisition of Encore Service Systems, Inc. ("Encore") on July 16, 1993 called for a purchase price of $17,000,000 in cash at closing plus contingent payments based upon the achievement of certain sales and earnings objectives during the 36-month period following the date of acquisition.

   Based on Encore's results through September 30, 1994, management believes it is probable that the sales-based contingent payment will be earned in full. The present value of the $3,800,000 contingent payment due in July 1996 is $3,338,000. This amount was recorded at June 30, 1994 in both intangible assets (goodwill) and other noncurrent liabilities. Because it is a non-cash transaction, this contingent payment is not reflected in the Consolidated Statement of Cash Flows.










                             Page 6 of 13

               Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES

   During the first nine months of 1994, as noted on the Consolidated Statement of Cash Flows, the company produced
$9,031,000 of cash from operating activities. This amount was well in excess of the amounts needed to finance capital expenditures and dividends of $5,470,000, and $2,179,000, respectively. After these uses, the company still had $1,382,000 of cash available for business combinations and other uses.

   At September 30, 1994 current liabilities exceeded current assets by $18,753,000. This working capital deficit has been narrowed from the $23,720,000 deficit at December 31, 1993. In addition, at September 30, 1994, $22,968,000 of the current liabilities consist of deferred contract revenue which will not require a comparable cash outlay. The company's long-term debt, as a percentage of its stockholders' equity, has improved from 14.7% at December 31, 1993 to 14.0% at September 30, 1994.
Management is confident that earnings of the company and other sources of liquidity will continue to be sufficient to meet the company's cash needs on an ongoing basis.


RESULTS OF OPERATIONS

   Third Quarter 1994 Versus Third Quarter 1993
   ----------------------------------------------
For the three months ended September 30, 1994, total operating revenues increased to $43,057,000, a 12% increase over the $38,290,000 reported in the comparable 1993 quarter. Plumbing revenues increased to $9,481,000, or 18% above the comparable prior year and sewer and drain cleaning revenues increased to $13,127,000, a 9% increase over the prior year.

   Income from operations increased to $4,199,000 in the three months ended September 30, 1994 or 13% above the $3,707,000 reported in the three months ended September 30, 1993. The income from operations margin improved from 9.7% of total operating revenues for the third quarter of 1993 to 9.8% of total operating revenues in the third quarter of 1994. There were two major items affecting the operating margin in the third quarter of 1994 when compared with the third quarter of 1993. Favorably affecting Roto-Rooter's operating margin was the decline in insurance costs from 4.3% of sales in 1993 to 3.0% of sales in the third quarter of 1994. The decline in insurance costs reflects the ongoing success of the company's safety programs


                              Page 7 of 13
implemented during the past several years to encourage worker safety and to contain rising insurance costs. Unfavorably affecting margins during the third quarter were higher material costs in the company's plumbing and service contract businesses.

   During the third quarter we saw margin improvement in the service contract business relative to the first six months of the year. This margin improvement was largely a result of lower labor costs as a percentage of sales. The company expects further profit margin improvement in its service contract business in the future. In order to improve margins further, Roto-Rooter has begun phasing in standardized pricing structures throughout its service contract business. In addition, the company has taken steps to improve the profitability of those groups of service contracts having unsatisfactory margins, as well as to institute a consistent pricing strategy across its service contract customer base.

   As expected, the result of these price changes has been a small decline in the contract renewal rate during the past two quarters. However, the company feels this decline will be temporary. The company is implementing a number of service enhancements in its service contract business that should improve renewal rates as it moves forward. Among the changes are extended service hours, including evenings and Saturdays, and improved systems for handling customer calls.

   The higher material costs in the company's plumbing operations, as a percent of sales, is affecting about one fourth of the company's plumbing operations. The company has increased training of local management to improve skills in managing material costs. The company expects to see improving plumbing material costs, as a percent of sales, over the next 12 months.

        Interest expense increased from $137,000 for the third quarter of 1993 to $220,000 for the third quarter of 1994 due to a combination of two additional weeks in 1994 of interest expense on $4,224,000 of long-term debt to Chemed to help finance the Encore acquisition, higher interest rates on the company's variable rate debt, and interest expense on the payment due in July 1996 on the Encore acquisition.

   The company's effective income tax rate for the third quarter of 1994 was 43% which compares with 41.8% for the third quarter of 1993. The higher income tax rate resulted primarily from increased state and local taxation resulting from increased profitability in jurisdictions with higher tax rates.

   Net income for the third quarter of 1994 was $2,329,000, a 10% increase over the $2,112,000 reported in the comparable 1993 quarter. Earnings per share for the third quarter of 1994 were 46 cents, or 10% above the prior year's third quarter earnings per share of 42 cents.



                              Page 8 of 13
   First Nine Months of 1994 versus First Nine Months of 1993
   --------------------------------------------------------

   For the nine months ended September 30, 1994, total operating revenues increased to $126,493,000, or 34% above the $94,691,000 reported in the first nine months of last year. Encore contributed 21 percentage points to this 34% increase. Also contributing to the revenue growth were sewer and drain cleaning revenues, which increased to $38,632,000 or 8% above the prior year and plumbing revenues which increased to $27,211,000 or 22% above the prior year.

   Income from operations increased to $11,202,000 for the first nine months of 1994, or 16% above the $9,650,000 reported in the first nine months of 1993. The operating margin declined from 10.2% of sales in the first nine months of 1993 to 8.9% for the nine months ending September 30, 1994. There were several items affecting our operating margins in the first nine months of 1994 when compared with the first nine months of 1993. Favorably affecting Roto-Rooter's operating margin was a decline in insurance costs from 4.4% of sales in 1993 to 2.9% of sales for the first nine months of 1994. Unfavorably affecting margins during the first nine months of 1994 were (1) the Encore acquisition, which as expected, has lower margins than those margins achieved in the company's other repair and maintenance businesses, and (2) higher material and labor costs as a percent of sales.

   The higher material usage costs resulted from higher material usage per service call in the service contract business, and a changing sales mix to jobs that have a higher material cost component. The higher material usage per service call in our service contract business is being addressed in part by enhancing the training of new service technicians in areas where reduced materials could be used on service calls. Material usage costs in the third quarter were comparable, as a percent of sales, to those achieved in the second quarter of 1994.

   The higher labor costs, as a percent of sales, resulted from expansion of the service technician manpower in our service contract business faster than the rate of service contract growth (during the first two quarters of 1994) and expansion of the plumbing and drain cleaning labor forces for the expected continued growth of these businesses. In addition, as mentioned in the company's second quarter 1994 Form 10-Q, the company has made investments in labor in key areas of the business which are important to future growth. These investments were primarily sales and training related. The company was successful during the third quarter in bringing its manpower in its service contract business in line with its service contract growth.

   Interest expense increased from $272,000 for the nine months ended September 30, 1993 to $543,000 for the nine months ended
September 30, 1994 for the same reasons as those discussed in the third quarter analysis.

                              Page 9 of 13
   Other Income - Net declined from $712,000 for the nine months ended September 30, 1993 to $384,000 for the nine months ended September 30, 1994, primarily as the result of a lower average balance of interest earning cash equivalents during the first nine months of 1994 as compared with the first nine months of 1993. This lower average balance resulted primarily from the cash outlay for the Encore acquisition.

   The company's effective income tax rate for the first nine months of 1994 was 43.5% which compares with 41.4% for the first nine months of 1993. The higher effective income tax rate resulted from non-deductible intangibles amortization incurred in the Encore acquisition, combined with higher effective state taxes.

   Net income for the first nine months of 1994 was $6,084,000, an 8% increase over the $5,608,000 reported in the comparable
1993 period.  Earnings per share for the nine months ended
September 30, 1994 were $1.20, or 7% above the prior year's first nine months earnings per share of $1.12.




                              Page 10 of 13

                      PART II -- OTHER INFORMATION
                      ----------------------------



Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
        --------

        Exhibit     SK 601
          No.      Ref. No.    Description           Page No.
        -------    --------    ------------------    ----------

          1          (11)      Statement re:
                               Computation of Per
                               Share Earnings           E-1

          2          (27)      Financial Data
                               Schedule                 E-2

   (b)   Reports on Form 8-K
       --------------------

        No reports on Form 8-K were filed during the quarter ended September 30, 1994.


                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange
      Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROTO-ROOTER, INC.
                                  -------------------------
                                      (Registrant)



Dated:  November 9, 1994      By:  W.R. Griffin
      ----------------------      -------------------------
                                    W.R. Griffin
                                    President



Dated: November 9, 1994       By:   B.A. Brumm
      ----------------------      -------------------------
                                    B.A. Brumm
                                    Vice President - Treasurer
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)


Page 1                             1 of 13