Form 10-K
period 1994-12-31
ROTO ROOTER INC
filed 1995-03-28
CIK 755548

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                  FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1994

                                       or

[ ]        Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)

       For the Transition period from _______________ to ______________

                       Commission File Number:  0-13821

                              ROTO-ROOTER, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                  31-1078130
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                Identification Number)

    2500 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio  45202-4726
          (Address of principal executive offices)               (Zip Code)

                                 (513) 762-6690
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, Par Value $1 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No    .
                                                ---     ---

   Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the NASDAQ National Market on March 20, 1995 ($26.50 per share), was $131,255,420.

     At March 20, 1995, 5,086,328 shares of Roto-Rooter, Inc. Common Stock (par value $1 per share) were outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                                         WHERE INCORPORATED
         --------                                         ------------------
1994 Annual Report to Stockholders (Specified Portions)    Parts I, II and IV
Proxy Statement for Annual Meeting                         Part III
to be held May 15, 1995.

                               ROTO-ROOTER, INC.

                          1994 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS





                                                                PAGE
                               PART I

Item 1.  Business.............................................    1
Item 2.  Properties...........................................    3
Item 3.  Legal Proceedings....................................    4
Item 4.  Submission of Matters to a Vote of Security Holders..    4
  --     Executive Officers of the Registrant.................    5

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.................................    6
Item 6.  Selected Financial Data..............................    6
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................    6
Item 8.  Financial Statements and Supplementary Data..........    6
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................    6

                               PART III

Item 10. Directors and Executive Officers of the Registrant...    7
Item 11. Executive Compensation...............................    7
Item 12. Security Ownership of Certain Beneficial Owners
          and Management......................................    7
Item 13. Certain Relationships and Related Transactions.......    7

                               PART IV

Item 14. Exhibits, Financial Statement Schedule and
          Reports on Form 8-K.................................    7

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Roto-Rooter, Inc. was incorporated in Delaware in 1983 as a wholly owned subsidiary of Chemed Corporation, a Delaware corporation, and on August 31, 1984 succeeded to the business of Chemed's Roto-Rooter Group, the substantial portion of which business Chemed acquired in 1980. As used herein, "Company" and "Roto-Rooter" refers to Roto-Rooter, Inc. and its subsidiaries and "Chemed" refers to Chemed Corporation and its subsidiaries.

    In September 1984, the Company sold in a private placement 719,991 shares of its common stock, par value $1 per share (the "Common Stock"), and in June 1985, Chemed sold in a public offering 1,100,000 shares of Common Stock.
Chemed owns 2,990,333 shares of Common Stock or approximately 59 percent of the outstanding shares of Common Stock.

    Roto-Rooter conducts its business in one business segment. All significant revenues relate to providing repair and maintenance services to residential, commercial, industrial and municipal customers through both company-owned and franchised operations.


DESCRIPTION OF BUSINESS

    Roto-Rooter is the nation's largest provider of sewer and drain cleaning services. The Company provides sewer and drain cleaning and plumbing repair and maintenance services through company-owned operations and franchised operations located in all 50 states, Canada and Japan. The Company also manufactures and purchases for resale sewer and drain cleaning equipment, cable, and other products and accessories for its company-owned operations and for sale to its independent franchisees. Roto-Rooter is one of the oldest franchising businesses in the United States, having established its first franchise in 1936. In August 1991, the Company and Chemed, respectively, purchased 70% and 30% of Convenient Home Services, Inc., which changed its name to Service America Systems, Inc. in July of 1994 ("Service America"). Service America is engaged primarily in the air conditioning and appliance maintenance and repair business in Florida primarily through the sale of service contracts which generally cover a one-year period. In July 1993, Service America completed the acquisition of all the outstanding shares of common stock of Encore Service Systems, Inc. ("Encore"), which is also principally engaged in the air conditioning and appliance maintenance and repair business through service contracts in Florida and Arizona. As a percent of total operating revenue, sewer and drain cleaning repair and maintenance services represent 31 percent, plumbing repair and maintenance services represent 22 percent, air conditioning and appliance repair and maintenance services represent 37 percent, and all other classes represent 10 percent. Other information called for by this item is included within Note 2 of the Notes to Consolidated Financial Statements appearing on page 14 of the 1994 Annual Report to Stockholders and is incorporated herein by reference.


PRODUCT AND MARKET DEVELOPMENT

    Roto-Rooter engages in a continuing program for the development and marketing of new products and services under the Roto-Rooter name.

    Since 1981, the Company has developed and introduced four drain-care products for residential and commercial use which are distributed principally through the Roto-Rooter service technicians directly to residential customers and commercial accounts.

    Plumbing repair services were first introduced in a company-owned service location in 1981. These services are provided primarily to residential and commercial accounts by licensed plumbers who are Company employees. The Company has been able to use its existing staff and facilities in the development of its plumbing repair businesses. All company-owned operations are providing plumbing repair and maintenance services to the markets they serve, except for some company-owned contractor operations. The Company does not presently plan to enter the plumbing contracting business for new construction.

    Cleaning of large diameter pipes is an additional service provided to industrial and municipal customers by several company-owned operations. The types of pipes cleaned include sanitary and storm sewer pipes and pipes used for industrial processes. These pipes are cleaned by a variety of methods using mechanical equipment and high-pressure water jets. Although the drain pipes in homes generally are four to six inches in diameter, the diameters of pipes used in industrial and municipal systems are as large as six feet.


FRANCHISE AGREEMENTS

    The Company maintains written franchise agreements with its independent franchisees. The form of franchise agreement in general use by the Company since early 1990 provides that the franchisee is licensed and franchised to perform and sell services relating to sewer and drain cleaning under the Roto-Rooter(R) and related trademarks and service marks in accordance with specified methods, techniques, and standards only within a designated geographic area. The franchisee is not permitted to use any of the Company's marks in connection with the sale of any products or the performance of other services except as expressly authorized by the Company. A franchisee is required to actively and continuously advertise, promote, and sell sewer and drain cleaning services under the Roto-Rooter(R) service mark; to maintain an office and service facility only within his territory; and to comply at all times with quality and service standards specified by the Company.

    Generally, franchise agreements provide for a five-year term and, upon expiration, each franchisee has the right to enter into a new franchise agreement with Roto-Rooter upon the terms and conditions as are then being offered by Roto-Rooter to other renewing franchisees. Under Roto-Rooter's current franchising program, a new franchisee pays an initial franchise fee of $3,000. Thereafter, each franchisee pays a monthly fee to Roto-Rooter which is based upon the population within his territory.

    The franchise agreement provides for a Base Monthly Franchise Fee according to Roto-Rooter's current fee schedule which (i) is determined by the current population in the territory, and (ii) is thereafter adjusted annually during the term of the agreement to reflect increases or decreases in the Consumer Price Index. This form of franchise agreement enables Roto-Rooter's franchise fee income from continuing franchisees to increase in proportion to inflation during the life of each agreement.

SERVICE MARKS AND TRADEMARKS

    The Company regards its corporate name, service marks, and trademarks to be important to its identification and of significant value in the conduct of the business. The Company owns the following names, phrases, and designs which are registered on the Principal Register of the United States Patent and Trademark
Office: "Roto-Rooter," the Roto-Rooter logo, and "And Away Go Troubles Down the Drain."

    The Company vigorously polices the uses and practices associated with its service marks and trademarks. The Company is unaware of any ongoing infringements which may have a material adverse effect on its overall business or the validity of any such mark.

COMPETITION

    All aspects of the sewer, drain, and pipe cleaning, and appliance and plumbing repair and maintenance businesses are highly competitive. Competition is, however, fragmented in most markets with local and regional firms providing the primary competition. The principal methods of competition are advertising, range of services provided, speed and quality of customer service, service guarantees, and pricing.


SEASONALITY

    Roto-Rooter's total operating revenues have minimal seasonality.

GOVERNMENT REGULATIONS

    Roto-Rooter's franchising activities are subject to various federal and state franchising laws and regulations, including the rules and regulations of the Federal Trade Commission (the "FTC") regarding the offering or sale of franchises. The rules and regulations of the FTC require that Roto-Rooter provide all prospective franchisees with specific information regarding the franchise program and Roto-Rooter in the form of a detailed franchise offering circular. In addition, a number of states require Roto-Rooter to register its franchise offering prior to offering or selling franchises in the state. Various state laws also provide for certain rights in favor of franchisees, including (i) limitations on the franchisor's ability to terminate a franchise except for good cause, (ii) restrictions on the franchisor's ability to deny renewal of a franchise, (iii) circumstances under which the franchisor may be required to purchase certain inventory of franchisees when a franchise is terminated or not renewed in violation of such laws, and (iv) provisions relating to arbitration.

    Roto-Rooter's operations are also subject to various federal, state, and local laws and regulations regarding environmental matters and other aspects of the operation of a sewer and drain cleaning and plumbing services business.
For certain other activities, such as septic tank pumping, Roto-Rooter is subject to state and local environmental health and sanitation regulations. Compliance with federal, state and local laws governing discharge of materials into the environment have not had nor are expected to have a material effect upon the operations of the Company. Roto-Rooter's ability to engage in the plumbing repair business is also subject to certain limitations and restrictions imposed by state and local licensing laws and regulations.

    Service America's operations are regulated by the Florida and Arizona Departments of Insurance. In accordance with certain Florida regulatory requirements, Service America maintains cash and certificates of deposit with the Department of Insurance and is also required to maintain additional unencumbered resources. In addition, Service America's air conditioning and appliance repair and maintenance business is also subject to certain limitations imposed by state and local business laws and regulations.

    Roto-Rooter, to the best of its knowledge, is currently in compliance in all material respects with the laws and regulations affecting its operations. While Roto-Rooter cannot currently predict the effect which any future legislation, regulations, or interpretations may have upon its operations, it does not anticipate any changes that would have a material adverse impact on its operations.


EMPLOYEES

    On December 31, 1994, Roto-Rooter had a total of 2,478 employees; 2,425 were located in the United States and 53 were located in Canada.


ITEM 2.  PROPERTIES.

    The major facilities operated by Roto-Rooter are listed below:

     Location                 Type                 Owned           Leased
- -------------------  -----------------------  --------------   --------------
Cincinnati, OH        Office and service       19,000 sq. ft.  24,000 sq. ft.
                      facilities




     Location                 Type                 Owned           Leased
- -------------------  -----------------------  --------------   --------------

West Des Moines, IA   Office, manufacturing    29,000 sq. ft.        --
                      and distribution center
                      facilities

Northeastern U.S.     Office and service       42,000 sq. ft.  21,000 sq. ft.
Area (1)              facilities

Central U.S. Area     Office and service       36,000 sq. ft.  23,000 sq. ft.
(2)                   facilities

Mid-Atlantic U.S.     Office and service       57,000 sq. ft.  87,000 sq. ft.
Area (3)              facilities

Western U.S.          Office and service       19,000 sq. ft.  38,000 sq. ft.
Area (4)              facilities

Canada (5)            Office and service            --          7,000 sq. ft.
                      facilities

_________________________

(1) Comprising locations in Baltimore and Jessup, Maryland; Stoughton and Woburn, Massachusetts; Stratford and Bloomfield, Connecticut; West Seneca, West Hempstead, Bayside and Hawthorne, New York; and Cranston, Rhode Island.

(2) Comprising locations in Atlanta, Georgia; Birmingham, Alabama; Charlotte, North Carolina; Hilliard and Cleveland, Ohio; Memphis and Nashville, Tennessee; Wilmerding, Pennsylvania; and St. Louis, Missouri.

(3) Comprising locations in Pennsauken and North Brunswick, New Jersey; Jacksonville, Medley, Pompano Beach, Ft. Myers, St. Petersburg, Boca Raton, Daytona Beach and Orlando, Florida; Virginia Beach and Fairfax, Virginia; Levittown, Pennsylvania; Raleigh, North Carolina; and Newark, Delaware.

(4) Comprising locations in Houston and San Antonio, Texas; Addison, Elk Grove Village and Posen, Illinois; Denver, Colorado; Honolulu, Hawaii; Minneapolis, Minnesota; Tacoma, Washington; and Phoenix, Arizona.

(5) Comprising locations in Delta, British Columbia and Boucherville, Quebec.

_________________________

    All "owned" property is held in fee and is not subject to any major encumbrance. "Leased" properties are occupied under rental agreements having terms ranging up to eleven years and providing, in some instances, for payment by Roto-Rooter of insurance, property taxes, and building operating expenses. Roto-Rooter considers all of these facilities to be in good operating condition and generally adequate for its present and currently anticipated needs.


ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

       Name         Age               Office                     First Elected
- ------------------  ---  -------------------------------------  --------------
Edward L. Hutton     75  Chairman                            December 30, 1983(1)
Kevin J. McNamara    41  Vice Chairman                       August 2, 1994(2)
William R. Griffin   51  President and Chief Executive       May 13, 1985(3)
                         Officer
Douglas B. Harper    51  Executive Vice President            May 18, 1992(4)
Patrick L. Johnson   41  Vice President                      December 30, 1983(5)
Brian A. Brumm       40  Vice President, Treasurer           May 13, 1985(6)
                         and Chief Financial Officer
Lawrence J. Gillis   60  Vice President                      May 20, 1991(7)

(1) Mr. E. L. Hutton is Chairman of the Company and, since November 1993, has served as Chairman and Chief Executive Officer of Chemed. Previously, from 1970 to November 1993, he served as President and Chief Executive Officer. He is the father of Mr. Thomas C. Hutton, a director of the Company.

(2) Mr. K. J. McNamara is Vice Chairman of the Company and is President of Chemed and has held these positions since August 1994. From August 1986 to August 1994, he served as Secretary and General Counsel of the Company. Previously, he served as an Executive Vice President, Secretary and General Counsel of Chemed from November 1993, August 1986 and August 1986 to August 1994, respectively. From May 1992 to November 1993, he held the position of Vice Chairman of Chemed; and from August 1986 to May 1992, he served as Vice President of Chemed.

(3) Mr. W. R. Griffin is President and Chief Executive Officer of the Company, after having previously (May 1984-May 1985) served as its President. He is also an Executive Vice President of Chemed and has held this position since May 1991.

(4) Mr. D. B. Harper is the Executive Vice President of the Company, after having previously (December 1983 - May 1992) served as Vice President. Since October 1980, Mr. Harper has served as President of Roto-Rooter Corporation, a subsidiary.

(5) Mr. P. L. Johnson is a Vice President of the Company and is also President and Chief Executive Officer of Service America and has held these positions since December 1983 and April 1993, respectively. Previously, from August 1991 to April 1993 he was Vice Chairman and Chief Executive Officer of Service America. From September 1986 to September 1993 he also served as Senior Vice President of Roto-Rooter Services Company. From January 1984 to September 1986, he was a Vice President of Roto-Rooter Services Company.

(6) Mr. B. A. Brumm is a Vice President and the Treasurer and Chief Financial Officer of the Company and has held these positions since 1985.

(7) Mr. L. J. Gillis is a Vice President of the Company and has held this position since May 20, 1991. Since October 1994, he has served as President of Roto-Rooter Services Company. Previously, he served as its Senior Vice President-Operations from February 1991 to October 1994. From November 1983 to February 1991, he served as a Vice President of Roto-Rooter Services Company.

__________________________

      Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 15, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The Company's Common Stock (par value $1 per share) is included in the NASDAQ Stock Market and is traded under the symbol ROTO. The range of the high and low market prices for the Company's Common Stock and dividends paid per share for each quarter of 1993 and of 1994 is set forth below.

                                   CLOSING

                                                           Dividends Paid
                                High           Low           Per Share
       ------------------------------------------------------------------
       1994
       ------------------------------------------------------------------

       First Quarter           $32           $28               $.140
       Second Quarter           32            24                .140
       Third Quarter            26-1/2        22-1/2            .150
       Fourth Quarter           25-3/4        19-1/2            .150

       ------------------------------------------------------------------
       1993
       ------------------------------------------------------------------

       First Quarter           $25-1/2       $23-1/8           $.125
       Second Quarter           25-1/2        23                .125
       Third Quarter            29-1/2        23                .140
       Fourth Quarter           30            27-1/2            .140

   Future dividends are necessarily dependent upon Roto-Rooter's earnings and financial condition and other factors not presently determinable.

     As of March 20, 1995, there were approximately 211 stockholders of record of the Company's Common Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for those in nominee name or within clearinghouse positions of brokers, banks or other institutions. The Company believes its stockholders number more than 500.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information called for by this Item for the five years ended December 31, 1994 is set forth on pages 22 and 23 of the Company's 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item is set forth on pages 19 through 21 of the Company's 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 30, 1995, appearing on pages 9 through 18 of the Company's 1994 Annual Report to Stockholders and the Unaudited Quarterly Financial Data appearing on page 18 of the Company's 1994 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The Directors of the Company are:

                 Edward L. Hutton                     Douglas B. Harper
                 William R. Griffin                   Will J. Hoekman
                 Brian A. Brumm                       Thomas C. Hutton
                 James A. Cunningham                  Patrick L. Johnson
                 Naomi C. Dallob                      Sandra E. Laney
                 Charles H. Erhart, Jr.               Kevin J. McNamara
                 Neal Gilliatt                        Timothy S. O'Toole
                 Lawrence J. Gillis                   D. Walter Robbins, Jr.
                 J. Peter Grace                       Jerome E. Schnee

     The additional information required under this Item with respect to directors and executive officers is set forth in the Company's 1995 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     Information required under this Item is set forth in the Company's 1995 Proxy Statement which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required under this Item is set forth in the Company's 1995 Proxy Statement which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required under this Item is set forth in the Company's 1995 Proxy Statement which is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

EXHIBITS
        2.      Exchange Agreement, dated August 31, 1984, between Chemed Corporation and Roto-Rooter, Inc.*

        3.1     Certificate of Incorporation of Roto-Rooter, Inc.*

        3.2     By-Laws of Roto-Rooter, Inc.*

       10.1     Executive Salary Protection Plan of Roto-Rooter, Inc., as amended May 17, 1993.*,**

       10.2     1984 Stock Incentive Plan of Roto-Rooter, Inc., as amended through May 20, 1991.*,**

       10.3     1978 Stock Incentive Plan of Chemed Corporation, as amended through May 20, 1991.*,**





       10.4     1981 Stock Incentive Plan of Chemed Corporation, as amended through May 20, 1991.*,**

       10.5     1983 Incentive Stock Option Plan of Chemed Corporation, as amended through May 20, 1991.*,**

       10.6     1986 Stock Incentive Plan of Chemed Corporation, as amended through May 20, 1991.*,**

       10.7     1988 Stock Incentive Plan of Chemed Corporation, as amended through May 20, 1991.*,**

       10.8     Service America Systems, Inc. Retirement and Savings Plan.**

       10.9     Roto-Rooter Management Company Deferred Compensation Plan.*,**

       10.10    Amendment No. 1 to Roto-Rooter Management Company Deferred Compensation Plan, effective January 1, 1993.*,**

       10.11    Roto-Rooter Management Company Deferred Compensation Plan No. 2, effective October 1, 1993.*,**

       10.12    Roto-Rooter 1987 Stock Incentive Plan, as amended through May 20, 1991.*,**

       10.13    1990 Stock Incentive Plan of Roto-Rooter, as amended through May 20, 1991.*,**

       10.14    1993 Stock Incentive Plan of Roto-Rooter, effective May 17, 1993.*,**

       10.15    1991 Convenient Home Services Stock Option Plan.*,**

       10.16    Convenient Home Services, Inc. Deferred Compensation Plan, effective January 1, 1994.*,**

       10.17    1990 Standard Form of Roto-Rooter Franchise Agreement.*

       10.18    1995 Standard Form of Roto-Rooter Franchise Agreement.

       10.19    Employment Agreements with Executives.*,**

       10.20    Amendment No. 4 to Employment Agreement with William R. Griffin.**

       10.21    Amendment No. 4 to Employment Agreement with Douglas B. Harper. **

       10.22    Amendment No. 4 to Employment Agreement with Lawrence Gillis.**

       10.23    Amendment No. 4 to Employment Agreement with Patrick L. Johnson.**

       10.24    Amendment No. 4 to Employment Agreement with Brian A. Brumm.**

       10.25    License Agreement between Roto-Rooter Corporation and Roto-Rooter Services Company.*

       10.26    Service America Deferred Compensation Plan.**

       11.      Computation of Per Share Earnings.

       13.      1994 Annual Report to Stockholders.

       21.      Subsidiaries of Roto-Rooter, Inc.

       23.      Consent of Independent Accountants.





       24.      Powers of Attorney.

       27.      Financial Data Schedule.

* This exhibit is being filed by means of incorporation by reference (see Index to Exhibits). Each other exhibit is being filed with this report.

**       Management contract or compensatory plan or arrangement.


FINANCIAL STATEMENT SCHEDULE

         See Index to Financial Statements and Financial Statement Schedule on page S-1.

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ROTO-ROOTER, INC.



March 28, 1995                         By       /s/ William R. Griffin
                                          -----------------------------------
                                                William R. Griffin
                                                President and Chief
                                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                         Date
      ---------                        -----                         ----
                                                            ------|
/s/ Edward L. Hutton      Chairman and a Director                 |
- ----------------------                                            |
Edward L. Hutton                                                  |
                                                                  |
                                                                  |
                                                                  |
/s/ William R. Griffin    President and Chief Executive           |
- ----------------------    Officer and a Director (Principal       |
   William R. Griffin     Executive Officer)                      |
                                                                  |
                                                                  |
                                                                  |
/s/ Brian A. Brumm        Vice President, Treasurer               |  March 28, 1995
- ----------------------    and Chief Financial Officer             |
   Brian A. Brumm         and a Director (Principal               |
                          Financial and Accounting Officer)       |
                                                                  |
                                                                  |
                                               ---|               |
James A. Cunningham*    Thomas C. Hutton*         |               |
Charles H. Erhart, Jr.* Patrick L. Johnson*       |               |
Neal Gilliatt*          Sandra E. Laney*          |               |
Lawrence J. Gillis*     Kevin J. McNamara*        |               |
J. Peter Grace*         Timothy S. O'Toole*       |               |
Douglas B. Harper*      D. Walter Robbins, Jr.*   |- Directors    |
Will J. Hoekman*        Jerome E. Schnee*         |               |
                                               ---|         ------|

- -----------------------

* Naomi C. Dallob, General Counsel and Secretary of the Company, by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



   March 28, 1995                  /s/ Naomi C. Dallob
- ----------------------             ---------------------------------
         Date                      Naomi C. Dallob
                                   (Attorney-in-Fact and a Director)

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                              1992, 1993 AND 1994





                                                          PAGE(S)

ROTO-ROOTER, INC. CONSOLIDATED FINANCIAL
  STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of Independent Accountants.........................  9 *
Consolidated Statement of Income.......................... 10 *
Consolidated Balance Sheet................................ 11 *
Consolidated Statement of Cash Flows...................... 12 *
Consolidated Statement of Stockholders' Equity............ 13 *
Notes to Consolidated Financial Statements................ 14-18*

Report of Independent Accountants on Financial Statement
  Schedule................................................  S-2
Schedule VIII -- Valuation and Qualifying Accounts........  S-3



*Indicates page numbers in the Roto-Rooter, Inc. 1994 Annual Report to Stockholders.


_________________________

     The consolidated financial statements of Roto-Rooter, Inc. listed above, appearing in the accompanying Roto-Rooter, Inc. 1994 Annual Report to Stockholders, are incorporated herein by reference. The financial statement schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of Roto-Rooter, Inc.


Our audits of the consolidated financial statements referred to in our report dated January 30, 1995 appearing on page 9 of the 1994 Annual Report to Stockholders of Roto-Rooter, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ Price Waterhouse LLP
- ------------------------
PRICE WATERHOUSE LLP

Cincinnati, Ohio
January 30, 1995

                                                                   SCHEDULE VIII

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


=================================================================================================================================
                                                                          Additions
                                                        Balance at       Charged to                           Balance at
                                                        Beginning         Costs and        Deductions           End of
                    Descriptions                        of Period         Expenses             (a)              Period
- ---------------------------------------------------------------------------------------------------------------------------------
 Qualifying Accounts Deducted
   from Assets:
   Allowance for Doubtful Accounts:

   For the Year 1992                                       $470             $467             $(469)              $468
                                                           ====             ====             ======              ====

   For the Year 1993                                       $468             $538             $(354)              $652
                                                           ====             ====             ======              ====

   For the Year 1994                                       $652             $610             $(378)              $884
                                                           ====             ====             ======              ====


________________________

(a) Deductions include accounts considered uncollectible or written off, net of recoveries.

                               INDEX TO EXHIBITS

                                                                                                   Page Number or
                                                                                             Incorporation by Reference
                                                                                             --------------------------

              Exhibit                                                                File No. and              Previous
              Number                                                                 Filing Date              Exhibit No.
              -------                                                                ------------             -----------
               2.           Exchange Agreement dated August 13, 1984 between         S-1                           2
                            Chemed Corporation and Roto-Rooter, Inc.                 Registration
                                                                                     No. 2-97456
                                                                                     5/2/85

               3.1          Certificate of Incorporation of Roto-Rooter,             Form 10-K                     2
                            Inc.                                                     3/27/92

               3.2          By-Laws of Roto-Rooter, Inc.                             Form 10-K                     3
                                                                                     3/27/93

              10.1          Executive Salary Protection Plan of Roto-Rooter,         Form 10-K                    10.2
                            Inc., as amended May 17, 1993                            3/30/94


              10.2          1984 Stock Incentive Plan of Roto-Rooter, Inc.,          Form 10-K                     6
                            as amended through May 20, 1991                          3/27/92

              10.3          1984 Stock Incentive Plan of Chemed Corporation,         Form 10-K                     8
                            as amended through May 20, 1991                          3/27/92

              10.4          1981 Stock Incentive Plan of Chemed Corporation,         Form 10-K                     9
                            as amended through May 20, 1991                          3/27/92

              10.5          1983 Incentive Stock Option Plan of Chemed               Form 10-K                    10
                            Corporation, as amended through May 20, 1991             3/27/92

              10.6          1986 Stock Incentive Plan of Chemed Corporation,         Form 10-K                    11
                            as amended through May 20, 1991                          3/27/92

              10.7          1988 Stock Incentive Plan of Chemed Corporation,         Form 10-K                    12
                            as amended through May 20, 1991                          3/27/92

              10.8          Service America Systems, Inc.                                *
                            Retirement and Savings Plan

              10.9          Roto-Rooter Management Company Deferred                  Form 10-K                    14
                            Compensation Plan                                        3/24/88

              10.10         Amendment No. 1 to Roto-Rooter Management                Form 10-K                    10.11
                            Company Deferred Compensation Plan, effective            3/30/94
                            January 1, 1993

                               INDEX TO EXHIBITS

                                                                                              Page Number or
                                                                                       Incorporated by Reference
                                                                                       -------------------------

             Exhibit                                                                 File No. and               Previous
             Number                                                                  Filing Date                Exhibit No.
             -------                                                                 ------------               -----------
              10.11         Roto-Rooter Management Company Deferred                  Form 10-K                     10.12
                            Compensation Plan, No. 2, effective October 1,           3/30/94
                            1993

              10.12         1987 Stock Incentive Plan of Roto-Rooter, Inc.,          Form 10-K                     14
                            as amended through May 20, 1991                          3/27/92

              10.13         1990 Stock Incentive Plan of Roto-Rooter, Inc.,          Form 10-K                     15
                            as amended through May 20, 1991                          3/27/92

              10.14         1993 Stock Incentive Plan of Roto-Rooter, Inc.,          Form 10-K                     10.15
                            effective May 17, 1993                                   3/30/94

              10.15         1991 Convenient Home Services Stock Option Plan          Form 10-K                     18
                                                                                     3/25/93

              10.16         Convenient Home Services, Inc. Deferred                  Form 10-K                     10.17
                            Compensation Plan, effective January 1, 1994             3/30/94


              10.17         1990 Standard Form of Roto-Rooter Franchise              Form 10-K                     17
                            Agreement                                                3/27/92

              10.18         1995 Standard Form of Roto-Rooter Franchise                 *
                            Agreement

              10.19         Employment Agreement with Executives                     Form 10-K                     18
                                                                                     3/25/91

              10.20         Amendment No. 4 to Employment Agreement with                 *
                            William R. Griffin

              10.21         Amendment No. 4 to Employment Agreement with                 *
                            Douglas B. Harper

              10.22         Amendment No. 4 to Employment Agreement with                 *
                            Lawrence Gillis

              10.23         Amendment No. 4 to Employment Agreement with                 *
                            Patrick L. Johnson

              10.24         Amendment No. 4 to Employment Agreement with                 *
                            Brian A. Brumm

              10.25         License Agreement between Roto-Rooter                    Form 10-K                     21
                            Corporation and Roto-Rooter Services Company             3/25/93

              10.26         Service America Deferred Compensation Plan                   *

              11.           Statement re:  Computation of Per Share Earnings             *

                               INDEX TO EXHIBITS

                                                              Page Number or
                                                       Incorporated by Reference
                                                       -------------------------

Exhibit                                             File No. and         Previous
Number                                               Filing Date        Exhibit No.
- -------                                             ------------        -----------
  13.       1994 Annual Report to Stockholders            *

  21.       Subsidiaries of Roto-Rooter, Inc.             *

  23.       Consent of Independent Accountants            *

  24.       Powers of Attorney                            *

  27.       Financial Data Schedule                       *

_________________

*   Filed herewith