Form 10-Q
period 1995-03-31
ROTO ROOTER INC
filed 1995-05-09
CIK 755548

- -------------------------------------------------------------------
- ------------------------------------------------------------------
                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 1995

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


Class               Amount                   Date

Common Stock        5,087,728 Shares         April 28, 1995
$1 Par Value
- ------------------------------------------------------------------
- -------------------------------------------------------------------

                      ROTO-ROOTER, INC. AND
                       SUBSIDIARY COMPANIES



                              Index

                                                          Page No.
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements
                    Consolidated Balance Sheet -
                    March 31, 1995 and December 31, 1994      3

             Consolidated Statement of Income -
             Three Months Ended
             March 31, 1995 and 1994                          4

             Consolidated Statement of Cash Flows
             Three Months Ended
             March 31, 1995 and 1994                          5

         Notes to Unaudited Financial Statements              6


  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                    7-8


PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                   9


             Exhibit 11. Computation of Per
               Share Earnings                                 E-1

             Exhibit 27. Financial Data Schedule              E-2

                       PART I. FINANCIAL INFORMATION
                       Item 1. Financial Statements
                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEET
                                UNAUDITED
             (in thousands except share and per share data)

                                                   March 31,    December 31,
                                                     1995           1994*
                                                   ---------    ------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                      $     853    $     937
   Demand Deposits with Chemed Corporation           11,000        9,037
   Accounts Receivable, Less Allowance
    (1995--$1,017; 1994--$884)                        6,471        6,593
   Inventories --
    Raw Materials, Supplies, General Merchandise
      and In Process                                  6,695        6,382
    Finished Goods                                      887          781
   Deferred Income Taxes                              3,041        2,956
   Statutory Deposits                                15,610       14,408
   Prepaid Advertising and Other Current Assets       2,553        2,597
                                                  ----------   ----------
      Total Current Assets                           47,110       43,691

Property and Equipment, at Cost, Less Accumulated
   Depreciation (1995--$15,493; 1994--$14,638)       24,678       25,213
Intangible Assets, Less Accumulated Amortization
   (1995--$11,122; 1994--$10,371)                    66,160       65,204
Other Assets                                          3,730        3,275
                                                  ----------   ----------
      Total Assets                                $ 141,678    $ 137,383
                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                               $   5,548    $   6,513
   Deferred Contract Revenue                         23,962       22,631
   Income Taxes                                       2,671          739
   Other Current Liabilities                         16,221       17,082
                                                  ----------   ----------
      Total Current Liabilities                      48,402       46,965

Deferred Income Taxes                                 2,846        2,234
Deferred Compensation and Other
  Noncurrent Liabilities                              8,435        8,046
Long-Term Debt with Chemed Corporation                8,424        8,424
Minority Interest                                     4,036        3,967
                                                  ----------   ----------
      Total Liabilities                              72,143       69,636
                                                  ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Authorized 1,000,000 Shares,
    $1.00 Par Value (None Issued)                        --           --
   Common Stock - Authorized 10,000,000 Shares,
    $1.00 Par Value (Issued 1995--5,294,966 Shares
    and 1994--5,276,404 Shares)                       5,295        5,276
   Paid-In Capital                                   24,671       24,290
   Retained Earnings                                 44,398       42,918
   Treasury Stock, at Cost (1995--208,638 Shares and
     1994--205,084 Shares)                           (4,829)      (4,737)
                                                  ----------   ----------
      Total Stockholders' Equity                     69,535       67,747
                                                  ----------   ----------
      Total Liabilities and Stockholders' Equity  $ 141,678    $ 137,383
                                                  ==========   ==========
*Reclassified to conform to current year presentation.

         See accompanying notes to unaudited financial statements.

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in thousands except per share data)
                                UNAUDITED

                                             Three Months Ended
                                                 March 31,
                                             ------------------
                                               1995      1994
                                             --------  --------
Total Operating Revenues                     $ 43,727  $ 41,536
                                             --------   --------

Cost of Services Provided and
  Products Sold                                26,646    25,946
Selling, General and Administrative
  Expenses                                     11,281    10,276
Depreciation and Amortization                   1,926     1,788
                                             --------    --------
    Total Costs and Expenses                   39,853    38,010
                                             --------    --------

Income from Operations                          3,874     3,526
Interest Expense                                 (169)     (144)
Other Income - Net                                365        62
                                             --------    --------
Income before Income Taxes                      4,070     3,444
Income Taxes                                    1,750     1,536
                                             --------    --------
Income before Minority Interest                 2,320     1,908
Minority Interest                                  69        59
                                             --------    --------
Net Income                                   $  2,251   $ 1,849
                                             ========    ========

Earnings Per Common Share                    $    .44   $   .37
                                             ========    ========

Average Number of Shares Outstanding            5,081     5,055
                                             ========    ========

Cash Dividends Paid Per Share                $    .15   $   .14
                                             ========    ========



        See accompanying notes to unaudited financial statements.

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                               UNAUDITED

                                             Three Months Ended
                                                  March 31,
                                            --------------------
                                              1995       1994
                                            --------   -------
Cash Flows From Operating Activities:
    Net Income                             $  2,251   $  1,849
    Depreciation and Amortization             1,926      1,788
    Provision for Deferred Income Taxes        (223)        67
    Changes in Operating Assets
      and Liabilities                         1,190     (1,158)
    Change in Statutory Reserve Requirements (1,202)       690
    Other                                      (481)      (478)
                                           ---------  ---------
      Net Cash Provided by Operating
        Activities                            3,461      2,758
                                           ---------  ---------
Cash Flows from Investing Activities:
    Capital Expenditures                       (834)    (2,880)
    Business Combinations                      (732)         --
    Proceeds from Disposition of Property
      and Equipment                             458        155
                                            --------  ---------
      Net Cash Used for Investing
         Activities                          (1,108)    (2,725)
                                            --------  ---------
Cash Flows from Financing Activities:
    Dividends Paid                             (763)      (709)
    Proceeds from Issuance of Long-Term Debt     --         --
    Minority Investment in Subsidiary            --         --
    Advances To Chemed Corporation           (1,963)      (333)
    All Other                                   289        633
                                            --------  ---------
      Net Cash Used for
         Financing Activities                (2,437)      (409)
                                            --------  ---------

Net Decrease in Cash and
    Cash Equivalents                            (84)      (376)

Cash and Cash Equivalents at
   Beginning of Period                          937      5,754
                                            --------   --------
Cash and Cash Equivalents at End of Period  $   853    $ 5,378
                                            ========   ========

         See accompanying notes to unaudited financial statements

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                    Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accor dance with Rule 10-01 of SEC Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Roto-Rooter, Inc., the financial statements presented herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the company and its consolidated subsidiaries.
   For further information regarding Roto-Rooter's accounting policies and other financial information, refer to the consolidated financial statements and footnotes included in Roto-Rooter's Annual Report on Form 10-K for the year ended December 31, 1994.

2. Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods.



                        Page 6 of 11

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



LIQUIDITY AND CAPITAL RESOURCES

   There were no material changes in Roto-Rooter's financial position, liquidity, or capital resources and requirements during the first three months of 1995.


RESULTS OF OPERATIONS

   First Quarter 1995 Versus First Quarter 1994
   ----------------------------------------------
   For the three months ended March 31, 1995, total operating revenues increased to $43,727,000, a 5% increase over the $41,536,000 reported in the first quarter of 1994. Roto-Rooter's growth in revenues in the first quarter of 1995 resulted primarily from increased sewer and drain cleaning and plumbing revenue growth. Sewer and drain cleaning revenues increased to $14,327,000, which was 12% above first quarter 1994 revenues of $12,757,000. Plumbing revenues increased to $9,965,000, an increase of 12% over the $8,885,000 reported in the first three months of 1994. In addition, revenues from providing repair and maintenance appliance and air conditioning repair services were $12,338,000, which were essentially equal to the $12,369,000 reported in the first quarter of 1994. Roto-Rooter expects moderate sales growth throughout the remainder of 1995, primarily resulting from the sale of its Maintenance and Management business, operated by its Service America subsidiary and sold effective March 31, 1995. The Maintenance and Management business generated $6,288,000 in revenues for the full year 1994. The sale of this business will allow Service America's management to focus on its core appliance and air conditioning repair and maintenance business.

   The company's gross profit margin increased from 37.5% in the first quarter of 1994 to 39.1% in the first quarter of 1995 as a result of good expense management which resulted in improving gross profit margins in almost all major lines of business.

   Selling, General and Administrative Expenses increased from 24.7% in the first three months of 1994 to 25.8% in the first three months of 1995, primarily as a result of increased accruals for its incentive-based benefit plans, and higher travel and advertising costs.





                          Page 7 of 11

   For the first quarter of 1995, Roto-Rooter's operating profit margin was 8.9% versus 8.5% for the first three months of 1994, a
0.4 percentage point improvement over the prior year. This operating profit margin improvement resulted primarily from the higher gross profit margin offset, in part, by higher operating expenses.

   Along with improving operating profit margins, one of the company's goals for 1995 is to rebuild cash reserves by generating excellent cash flow from operations. The company began this task following the acquisition of Encore Service Systems, Inc. in July 1993 and continued this trend throughout 1994 and the end of the first quarter of 1995. The company's interest earning cash accounts totaled $27,463,000 at March 31, 1995 which compares with interest earning cash balances of $18,957,000 at March 31, 1994. This increase, coupled with higher interest rates earned, resulted in Other Income--Net increasing to $365,000 for the first three months of 1995 as compared with $62,000 in the first three months of 1994. The higher interest income, coupled with improving operating profit margins, has produced a significant improvement in Roto-Rooter's pretax profit margin. The company's pretax margin for the first three months of 1995 was 9.3% as compared with 8.3% for the first three months of 1994, a one percentage point improvement.

   The company's effective income tax rate for the first quarter of 1995 was 43.0%, a 1.6% decrease as compared to 44.6% for the three month period ending March 31, 1994. The higher rate for first quarter of 1994 was due primarily to net operating losses from Roto-Rooter's start-up Canadian operations. These losses will be carried forward to offet future income. The effective tax rate for the first quarter of 1995 was comparable to the full year 1994 effective tax rate of 42.7%.

   Net income for the first quarter 1995 was $2,251,000, a 22% increase over the $1,849,000 reported in the first quarter of 1994. Earnings per share for the first quarter of 1995 were 44 cents, or 19% above the prior year's first quarter earnings per share of 37 cents. The increases in net income and earnings per share were primarily attributable to higher sales, improving operating margins and higher interest earnings on the company's interest earning cash balances.













                          Page 8 of 11
                  PART II -- OTHER INFORMATION
                  ----------------------------

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

        No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange
      Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROTO-ROOTER, INC.
                                  -------------------------
                                      (Registrant)



Dated:  May 3, 1995            By:  W.R. Griffin
      ----------------------      -------------------------
                                    W.R. Griffin
                                    President



Dated: May 3, 1995            By:   B.A. Brumm
      ----------------------      -------------------------
                                    B.A. Brumm
                                    Vice President - Treasurer
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)