Form 10-Q
period 1995-06-30
ROTO ROOTER INC
filed 1995-08-10
CIK 755548

-------------------------------------------------------------------
------------------------------------------------------------------
                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 1995

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


Class               Amount                   Date

Common Stock        5,096,853 Shares         July 31, 1995
$1 Par Value
------------------------------------------------------------------
-------------------------------------------------------------------

                      ROTO-ROOTER, INC. AND
                       SUBSIDIARY COMPANIES



                              Index

                                                          Page No.
PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements
             Consolidated Balance Sheet -
           June 30, 1995 and December 31, 1994                3

         Consolidated Statement of Income -
             Three and Six Months Ended
             June 30, 1995 and 1994                           4

         Consolidated Statement of Cash Flows
             Six Months Ended
             June 30, 1995 and 1994                           5

         Notes to Unaudited Financial Statements              6


  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                    7-9


PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote
             of Security Holders                               10

  Item 6.  Exhibits and Reports on Form 8-K                    11


             Exhibit 11. Computation of Per
               Share Earnings                                  E-1

             Exhibit 27. Financial Data Schedule               E-2

                       PART I. FINANCIAL INFORMATION
                       Item 1. Financial Statements
                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEET
             (in thousands except share and per share data)
                                UNAUDITED

                                                    June 30,    December 31,
                                                      1995          1994*
                                                   ----------   ------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                      $   1,825    $     937
   Demand Deposits with Chemed Corporation           11,885        9,037
   Accounts Receivable, Less Allowance
    (1995--$919; 1994--$884)                          6,555        6,593
   Inventories --
    Raw Materials, Supplies, General Merchandise
      and In Process                                  6,704        6,382
    Finished Goods                                      946          781
   Deferred Income Taxes                              3,037        2,956
   Statutory Deposits                                15,884       14,408
   Prepaid Expenses and Other Current Assets          2,709        2,597
                                                  ----------   ----------
      Total Current Assets                           49,545       43,691

Property and Equipment, at Cost, Less Accumulated
   Depreciation (1995--$16,585; 1994--$14,638)       24,474       25,213
Intangible Assets, Less Accumulated Amortization
   (1995--$11,707; 1994--$10,371)                    65,638       65,204
Other Assets                                          3,832        3,275
                                                  ----------   ----------
      Total Assets                                $ 143,489    $ 137,383
                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                               $   6,556    $   6,513
   Deferred Contract Revenue                         24,015       22,631
   Income Taxes                                         764          739
   Other Current Liabilities                         17,582       17,082
                                                  ----------   ----------
      Total Current Liabilities                      48,917       46,965

Deferred Income Taxes                                 2,782        2,234
Deferred Compensation and Other
 Noncurrent Liabilities                               8,149        8,046
Long-Term Debt with Chemed Corporation                8,424        8,424
Minority Interest                                     4,049        3,967
                                                  ----------   ----------
      Total Liabilities                              72,321       69,636
                                                  ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Authorized 1,000,000 Shares,
    $1.00 Par Value (None Issued)                        --           --
   Common Stock - Authorized 10,000,000 Shares,
    $1.00 Par Value (Issued 1995--5,300,366 Shares
    and 1994--5,276,404 Shares)                       5,300        5,276
   Paid-In Capital                                   24,829       24,290
   Retained Earnings                                 45,868       42,918
   Treasury Stock, at Cost (1995--208,638 Shares and
     1994--205,084 Shares)                           (4,829)      (4,737)
                                                  ----------   ----------
      Total Stockholders' Equity                     71,168       67,747
                                                  ----------   ----------
      Total Liabilities and Stockholders' Equity  $ 143,489    $ 137,383
                                                  ==========   ==========
*Reclassified to conform to current year presentation.

         See accompanying notes to unaudited financial statements.

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in thousands except per share data)
                                UNAUDITED

                                Three Months Ended    Six Months Ended
                                      June 30,           June 30,
                               --------------------   ------------------
                                 1995      1994*       1995     1994*
                               --------  --------    --------  --------
Total Operating Revenues       $ 43,271  $ 41,900    $ 86,998  $ 83,436
                               --------  --------    --------  --------

Cost of Services Provided and
  Products Sold                  26,348    26,326      52,994    52,272
Selling, General and
 Administrative Expenses         11,329    10,248      22,610    20,524
Depreciation and Amortization     1,874     1,849       3,800     3,637
                               --------  --------    --------     --------
    Total Costs and Expenses     39,551    38,423      79,404       76,433
                               --------  --------    --------     --------

Income from Operations            3,720     3,477       7,594        7,003
Interest Expense                   (240)     (179)       (488)        (323)
Other Income - Net                  463       137         907          199
                               --------  --------    --------     --------
Income before Income Taxes        3,943     3,435       8,013        6,879
Income Taxes                      1,705     1,481       3,455        3,017
                               --------  --------    --------     --------
Income before Minority Interest   2,238     1,954       4,558        3,862
Minority Interest                    13        48          82          107
                               --------  --------    --------     --------
Net Income                     $  2,225  $  1,906    $  4,476     $  3,755
                               ========  ========    ========     ========

Earnings Per Common Share      $    .44  $    .38    $    .88     $    .74
                               ========  ========    ========     ========

Average Number of Shares
  Outstanding                     5,088     5,068       5,085        5,061
                               ========  ========    ========     ========

Cash Dividends Paid Per Share  $    .15  $    .14    $    .30     $    .28
                               ========  ========    ========     ========


*Reclassified to conform to current year presentation.

        See accompanying notes to unaudited financial statements.

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                               UNAUDITED

                                              Six Months Ended
                                                   June 30,
                                            ---------------------
                                             1995        1994
                                           --------    --------
Cash Flows From Operating Activities:
    Net Income                             $  4,476    $  3,755
    Depreciation and Amortization             3,800       3,637
    Provision for Deferred Income Taxes        (310)        273
    Changes in Operating Assets
      and Liabilities                         1,152      (5,028)
    Change in Statutory Reserve Requirements (1,476)        742
    Other                                      (633)       (734)
                                           --------    --------
      Net Cash Provided by Operating
        Activities                            7,009       2,645
                                           --------    --------
Cash Flows from Investing Activities:
    Capital Expenditures                     (2,137)     (4,249)
    Business Combinations                      (629)       (119)
    Proceeds from Disposition of Property
      and Equipment                             611         367
                                           --------    --------
      Net Cash Used for Investing
         Activities                          (2,155)     (4,001)
                                           --------    --------
Cash Flows from Financing Activities:
    Dividends Paid                           (1,526)     (1,419)
    Advances From/(To) Chemed Corporation    (2,848)      1,622
    All Other                                   408         597
                                           --------    --------
      Net Cash Provided by/(Used for)
         Financing Activities                (3,966)        800
                                           --------    --------

Net Increase/(Decrease) in Cash and
    Cash Equivalents                            888        (556)

Cash and Cash Equivalents at
    Beginning of Period                         937       5,754
                                           --------    --------
Cash and Cash Equivalents at End of Period $  1,825    $  5,198
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

2. Earnings per common share are computed using the weighted average number of shares of common stock outstanding during the respective periods and exclude the dilutive effect of outstanding stock options as it is not material.


                        Page 6 of 13

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



FINANCIAL CONDITION

   There were no material changes in financial condition from December 31, 1994 to June 30, 1995.

RESULTS OF OPERATIONS

   Second Quarter 1995 Versus Second Quarter 1994
   ----------------------------------------------

   Total operating revenues for the second quarter of 1995 totaled $43,271,000, an increase of 3% over the $41,900,000 of revenues recorded in the second quarter of 1994. For the second quarter of 1995 plumbing revenues, which account for approximately 24% of total revenues, and sewer and drain cleaning revenues, which account for approximately 32% of total revenues, increased 16% and 12%, respectively over amounts recorded in the comparable quarter of 1994. Revenues from the company's service contract business (Service America) for the second quarter of 1995, which account for approximately 33% of Roto-Rooter's total revenues, declined 10% as compared with revenues recorded in the second quarter of 1994. This decrease was attributable to the sale of Service America's Maintenance & Management subsidiary effective March 31, 1995. The sale of this business permits management to focus on the core appliance and air conditioning repair and maintenance business.

   In addition, direct sales activities also continued to produce results. In the second quarter of 1995, revenues from business and industrial customers increased 21% over the prior year's second quarter in company-owned Roto-Rooter operations. Roto-Rooter has targeted accounts, typically in the food service and property management industries, that need its services more regularly than do homeowners. The company has established a direct sales force in its company-owned operations to capture more business from these markets.

   Roto-Rooter's service contract business showed second quarter increases in both the renewal rates for service contracts and new contract sales as compared with the second quarter of 1994.

   Income from operations increased to $3,720,000 in the three months ended June 30, 1995 or 7% above the $3,477,000 reported in



                          Page 7 of 13
the three months ended June 30, 1994. Roto-Rooter began the year with the objective of improving margins so that additional profit growth could be realized from sales growth achieved in 1994 and 1995. The company has met this objective in the first two quarters of 1995. Effective cost management, primarily in company owned Roto-Rooter operations, resulted in Roto-Rooter's operating profit margin increasing to 8.6% of revenues in the second quarter of 1995 as compared with 8.3% in the second quarter of 1994.

   Another of Roto-Rooter's goals for 1995 is to rebuild its cash reserves by generating excess cash flow from operations.
The company's success in generating additional cash from operations and earning higher levels of interest on these cash balances resulted in Other Income--Net increasing to $463,000 in the second quarter of 1995, which compares with $137,000 earned in the second quarter of 1994. This increase in Other Income--Net resulted in the pretax margin increasing from 8.2% in the second quarter of 1994 to 9.1% in the second quarter of 1995.

   Net income for the second quarter of 1995 was $2,225,000, a 17% increase over the $1,906,000 reported in the comparable 1994 quarter. Earnings per share for the second quarter of 1995 were 44 cents, or 16% above the prior year second quarter earnings per share of 38 cents.


   First Six Months of 1995 versus First Six Months of 1994
   --------------------------------------------------------

   For the six months ended June 30, 1995, total operating revenues increased to $86,998,000, or 4% above the $83,436,000 reported in the first six months of last year. For the first six months of 1995, sewer/drain cleaning and plumbing revenues increased 12% and 13%, respectively, over the comparable period in 1994. Revenues from the company's service contract business (Service America) declined 8% in the first six months of 1995 as compared with the first six months of 1994. The decline in Service America's revenues during 1995 was attributable to the sale of its Maintenance & Management subsidiary during the first quarter of 1995.

   Income from operations increased to $7,594,000 for the first six months of 1995, or 8% above the $7,003,000 reported in the first six months of 1994. As a result of good cost management, the company's operating margin increased from 8.4% for the first six months of 1994 to 8.7% for the first six months of 1995.

   As mentioned previously, along with improving operating profit margins, one of the company's goals for 1995 is to rebuild cash reserves by generating cash flow from operations. The company began this task following the acquisition of Encore Service Systems, Inc. in July 1993 and has continued this trend


                          Page 8 of 13

 throughout 1994 and 1995. Increases in the company's interest earning cash accounts, coupled with higher interest rates earned, resulted in Other Income--Net increasing to $907,000 for the first six months of 1995 as compared with $199,000 in the first six months of 1994. The higher interest income, coupled with improving operating profit margins resulted in the company's pretax profit margin for the first six months of 1995 improving to 9.2% as compared with 8.2% for the first six months of 1994.

   Net income for the first six months of 1995 was $4,476,000, a 19% increase over the $3,755,000 reported in the comparable 1994 period. Earnings per share for the six months ended June 30, 1995 were 88 cents, or 19% above the prior year's first six months earnings per share of 74 cents.


                          Page 9 of 13
                  PART II -- OTHER INFORMATION
                  ----------------------------


Item 4. Submission of Matters to a Vote of Security Holders

(a) Roto-Rooter held its Annual Meeting of Stockholders on
    May 15, 1995.

(b) The names of directors elected at this Annual Meeting are as follows:

        Edward L. Hutton               Will J. Hoekman
        William R. Griffin             Thomas C. Hutton
        Brian A. Brumm                 Patrick L. Johnson
        James A. Cunningham            Sandra E. Laney
        Naomi C. Dallob                Kevin J. McNamara
        Charles H. Erhart, Jr.         Timothy S. O'Toole
        Neal Gilliatt                  D. Walter Robbins, Jr.
        Lawrence J. Gillis             Jerome E. Schnee
        Douglas B. Harper

(c) The Stockholders then ratified the selection by the Board of Directors of Price Waterhouse, LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1995. Votes cast in favor of the proposal were 4,872,092 and 3,579 were cast against it. Votes abstained were 4,576 and zero were broker non-votes.

    With respect to the election of directors, the number of votes cast for each nominee was as follows:

                              Votes      Votes      Broker
                 Votes For    Against    Withheld   Non-Votes
                 ---------    --------   ---------  ---------
E.L. Hutton      4,860,697    19,503        275         0
W.R. Griffin     4,860,847    19,353        125         0
B.A. Brumm       4,860,972    19,228          0         0
J.A. Cunningham  4,860,372    19,828        600         0
N.C. Dallob      4,860,447    19,753        525         0
C.H. Erhart, Jr. 4,860,072    20,128        900         0
N. Gilliatt      4,860,972    19,228          0         0
L.J. Gillis      4,860,972    19,228          0         0
D.B. Harper      4,860,347    19,853        625         0
W.J. Hoekman     4,860,972    19,228          0         0
T.C. Hutton      4,860,872    19,328        100         0
P.L. Johnson     4,860,972    19,228          0         0
S.E. Laney       4,860,872    19,328        100         0
K.J. McNamara      4,860,972  19,228          0         0
T.S. O'Toole     4,860,772    19,428        200         0
D.W. Robbins, Jr.  4,859,972  20,228      1,000         0
J.E. Schnee      4,860,247    19,953        725         0


                         Page 10 of 13



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

        No reports on Form 8-K were filed during the quarter ended June 30, 1995.


                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange
      Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROTO-ROOTER, INC.
                                  -------------------------
                                      (Registrant)



Dated:  August 7, 1995          By: W.R. Griffin
      ----------------------      -------------------------
                                    W.R. Griffin
                                    President



Dated:  August 7, 1995         By:  B.A. Brumm
      ----------------------      -------------------------
                                    B.A. Brumm
                                    Vice President - Treasurer
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)