Form 10-Q
period 1995-09-30
ROTO ROOTER INC
filed 1995-11-08
CIK 755548

-------------------------------------------------------------------
------------------------------------------------------------------
                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 1995

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


Class               Amount                   Date

Common Stock        5,126,710 Shares         October 31, 1995
$1 Par Value
------------------------------------------------------------------
-------------------------------------------------------------------

                      ROTO-ROOTER, INC. AND
                       SUBSIDIARY COMPANIES



                              Index

                                                          Page No.

PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements
             Consolidated Balance Sheet -
              September 30, 1995 and
              December 31, 1994                               3

         Consolidated Statement of Income -
             Three and Nine Months Ended
             September 30, 1995 and 1994                      4

         Consolidated Statement of Cash Flows -
             Nine Months Ended
             September 30, 1995 and 1994                      5

         Notes to Unaudited Financial Statements              6


  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                   7-9


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                  10

  Item 6.  Exhibits and Reports on Form 8-K                   10


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
                                UNAUDITED

                                                September 30,   December 31,
                                                    1995           1994*
                                                -------------   ------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                      $   2,333    $     937
   Demand Deposits with Chemed Corporation           10,381        9,037
   Accounts Receivable, Less Allowance
    (1995--$981; 1994--$884)                          7,213        6,593
   Inventories --
    Raw Materials, Supplies, General Merchandise
      and In Process                                  6,502        6,382
    Finished Goods                                    1,198          781
   Deferred Income Taxes                              3,076        2,956
   Statutory Deposits                                18,887       14,408
   Prepaid Expenses and Other Current Assets          2,736        2,597
                                                  ----------   ----------
      Total Current Assets                           52,326       43,691

Property and Equipment, at Cost, Less Accumulated
   Depreciation (1995--$17,352; 1994--$14,638)       24,784       25,213
Intangible Assets, Less Accumulated Amortization
   (1995--$12,286; 1994--$10,371)                    65,192       65,204
Other Assets                                          4,300        3,275
                                                  ----------   ----------
      Total Assets                                $ 146,602    $ 137,383
                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                               $   7,066    $   6,513
   Deferred Contract Revenue                         23,519       22,631
   Income Taxes                                       1,024          739
   Other Current Liabilities                         22,056       17,082
                                                  ----------   ----------
      Total Current Liabilities                      53,665       46,965

Deferred Income Taxes                                 2,894        2,234
Deferred Compensation and Other Noncurrent
  Liabilities                                         4,948        8,046
Long-Term Debt with Chemed Corporation                8,424        8,424
Minority Interest                                     4,042        3,967
                                                  ----------   ----------
      Total Liabilities                              73,973       69,636
                                                  ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Authorized 1,000,000 Shares,
    $1.00 Par Value (None Issued)                        --           --
   Common Stock - Authorized 10,000,000 Shares,
    $1.00 Par Value (Issued 1995--5,388,547 Shares
    and 1994--5,276,404 Shares)                       5,389        5,276
   Paid-In Capital                                   26,817       24,290
   Retained Earnings                                 47,279       42,918
   Treasury Stock, at Cost (1995--267,083 Shares and
     1994--205,084 Shares)                           (6,856)      (4,737)
                                                  ----------   ----------
      Total Stockholders' Equity                     72,629       67,747
                                                  ----------   ----------
      Total Liabilities and Stockholders' Equity  $ 146,602    $ 137,383
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

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in thousands except per share data)
                                UNAUDITED

                                Three Months Ended    Nine Months Ended
                                   September 30,       September 30,
                                -------------------- ------------------
                                 1995      1994*       1995      1994*
                               --------  --------    --------  --------
Total Operating Revenues       $ 45,280  $ 43,057    $132,278  $126,493
                               --------  --------    --------  --------

Cost of Services Provided and
  Products Sold                  27,419    26,371      80,413    78,643
Selling, General and Administrative
  Expenses                       11,815    10,670      34,425    31,194
Nonrecurring Expenses (Note 3)      538        --         538        --
Depreciation and Amortization     1,906     1,817       5,706     5,454
                               --------  --------    --------  --------
    Total Costs and Expenses     41,678    38,858     121,082   115,291
                               --------  --------    --------  --------

Income from Operations            3,602     4,199      11,196    11,202
Interest Expense                   (246)     (220)       (734)     (543)
Other Income - Net                  627       185       1,534       384
                               --------  --------    --------  --------
Income before Income Taxes        3,983     4,164      11,996    11,043
Income Taxes                      1,710     1,790       5,165     4,807
                               --------  --------    --------  --------
Income before Minority Interest   2,273     2,374       6,831     6,236
Minority Interest                    (7)       45          75       152
                               --------  --------    --------  --------
Net Income                     $  2,280  $  2,329    $  6,756  $  6,084
                               ========  ========    ========  ========

Earnings Per Common Share      $    .45  $    .46    $   1.33  $   1.20
                               ========  ========    ========  ========
Average Number of Shares
   Outstanding                   5,106      5,069       5,092     5,064
                               ========  ========    ========  ========

Cash Dividends Paid Per Share  $    .17  $    .15    $    .47  $    .43
                               ========  ========    ========  ========


*Reclassified to conform to current year presentation.

        See accompanying notes to unaudited financial statements.

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                               UNAUDITED

                                              Nine Months Ended
                                                September 30,
                                            ---------------------
                                             1995        1994
                                           --------    --------
Cash Flows From Operating Activities:
    Net Income                             $  6,756    $  6,084
    Depreciation and Amortization             5,706       5,454
    Provision for Deferred Income Taxes        (240)        274
    Changes in Operating Assets and
     Liabilities                              1,828      (2,650)
    Change in Statutory Reserve Requirements (4,479)        583
    Other                                      (943)       (714)
                                           --------    --------
      Net Cash Provided by Operating
       Activities                             8,628       9,031
                                           --------    --------
Cash Flows from Investing Activities:
    Capital Expenditures                     (3,845)     (5,470)
    Business Combinations                      (853)       (119)
    Proceeds from Disposition of Property
      and Equipment                             772         650
                                           --------    --------
      Net Cash Used for Investing
        Activities                           (3,926)     (4,939)
                                           --------    --------
Cash Flows from Financing Activities:
    Dividends Paid                           (2,395)     (2,179)
    Advances To Chemed Corporation           (1,344)       (505)
    All Other                                   433         589
                                           --------    --------
      Net Cash Used for
         Financing Activities                (3,306)     (2,095)
                                           --------    --------

Net Increase in Cash and Cash Equivalents     1,396       1,997

Cash and Cash Equivalents at Beginning
   of Period                                    937       5,754
                                           --------    --------
Cash and Cash Equivalents at End of Period $  2,333    $  7,751
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

3. Nonrecurring Expenses--In August 1995, Chemed Corporation ("Chemed") terminated discussions with a Special Committee of the Board of Directors regarding the possible acquisition by Chemed of the 42% minority interest in the Common Stock of Roto-Rooter not held by Chemed. The Special Committee rejected Chemed's final offer in which each outstanding share of Common Stock of Roto-Rooter would have been exchanged for 1.05 shares of Chemed Common Stock.

   In connection with the termination of the above activities, a one-time pretax charge to earnings of $538,000 was recorded and is shown as "nonrecurring expenses." This charge includes legal, investment banking and Special Committee fees and expenses related to these activities. The charge results in a decrease in net income of $355,000 ($.07 per share) for the quarter and year-to-date periods ending September 30, 1995.










                        Page 6 of 13

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



FINANCIAL CONDITION

   The only material changes in financial condition from December 31, 1994 to September 30, 1995 were an increase in statutory deposits, as required by the Florida Department of Insurance, from $14,408,000 at December 31, 1994, to $18,887,000 and the reclassification of the sales-based contingent payment that will become payable in the third quarter of 1996 from Other Noncurrent Liabilities to Other Current Liabilities ($3,620,000).


RESULTS OF OPERATIONS

   Third Quarter 1995 Versus Third Quarter 1994
   ----------------------------------------------

   Total operating revenues for the third quarter of 1995 totalled $45,280,000, an increase of 5% over the $43,057,000 of revenues recorded in the third quarter of 1994. For the third quarter of 1995, sewer and drain cleaning revenues which accounted for 32% of third quarter total revenues, and plumbing revenues, which accounted for approximately 25% of total revenues, increased 9% and 20%, respectively over amounts recorded in the comparable quarter of 1994. Revenues from the company's service contract business (Service America) for the third quarter of 1995 which accounted for approximately 32% of Roto-Rooter's total revenues, declined 8% as compared with revenues recorded in the third quarter of 1994. This decrease was attributable to the sale of Service America's Maintenance and Management subsidiary effective March 31, 1995. The sale of this business permits management to focus on the core appliance and air conditioning repair and maintenance business. Excluding the Maintenance and Management sales figures from the quarterly comparisons would have resulted in the service contract business reporting revenues 2% above the comparable revenues in the third quarter of 1994, and Roto-Rooter, Inc. consolidated reporting revenues that would have been 9% above the comparable revenues in 1994.

   The company's operating profit margin declined from 9.8% of sales in the third quarter of 1994 to 8.0% of sales in the third quarter of 1995 for two reasons. First, as provided in Note 3 to these unaudited financial statements, during the third quarter of 1995, Roto-Rooter incurred nonrecurring expenses of $538,000 relating to the Special Committee's evaluation of Chemed's offer



                          Page 7 of 13
to acquire those shares not already owned by Chemed. These nonrecurring expenses accounted for 1.1 percentage points of the margin decline. The balance of the margin decline resulted from a decline in profit margin in the service contract business, which experienced a higher-than-expected increase in the number of service calls in the third quarter of 1995. The company is reviewing internal practices, as well as pricing, to minimize any future impact of higher service calls per contract.

   Other Income--Net increased from $185,000 in the third quarter of 1994 to $627,000 in the third quarter of 1995 primarily as a result of earning higher levels of interest income on its interest-earning deposits as compared to the third quarter of 1994. The company's interest-earning deposits increased from $21,697,000 at September 30, 1994 to $31,601,000 at September 30,
1995, an increase of $9,904,000 or 46% above the comparable prior year ending deposits. It has been one of Roto-Rooter's goals for 1995 to build its cash reserves by generating excellent cash flows from operations. The company has been successful through the first nine months of 1995 in accomplishing this objective.

   As a result of the higher levels of non-operating earnings, Roto-Rooter's pretax margin, excluding the unusual expenses, increased from 9.7% in the third quarter of 1994 to 10% in the third quarter of 1995.

   The company's effective income tax rate for the third quarter of 1995 was 42.9%, which was comparable to the 43.0% reported for the third quarter of 1994.

   Net income for the third quarter of 1995 was $2,280,000, which compares with net income of $2,329,000 reported in the comparable 1994 quarter. Excluding the nonrecurring expenses would have resulted in earnings for the quarter ended September 30, 1995 being $2,635,000, a 13% increase over comparable earnings for the third quarter of 1994. Earnings per share for the third quarter of 1995 were 45 cents, which compared with earnings per share for the third quarter of 1994 of 46 cents. Earnings per share for the 1995 third quarter, excluding the unusual expenses, would have been 52 cents, or 13% above 1994's earnings per share of 46 cents.


   First Nine Months of 1995 versus First Nine Months of 1994
   --------------------------------------------------------

   For the nine months ended September 30, 1995, total operating revenues increased to $132,278,000, or 5% above the $126,493,000 reported in the first nine months of last year. Excluding the sales of the Maintenance and Management business which was sold in March 1995, total Roto-Rooter, Inc. sales would have been 8% above the prior year period. Contributing to the sales growth in




                          Page 8 of 13
the first nine months of 1995 was higher sewer and drain and plumbing sales. Sewer and drain cleaning sales for the first nine months of 1995 reached $42,576,000 or 11% above the comparable revenues in 1994. Plumbing revenues increased to $31,536,000 for the first nine months of 1995, which was 16% above the comparable revenues of the prior year period.

   Income from operations for the first nine months of 1995 was $11,196,000 which compares with $11,202,000 for the first nine months of 1994. Excluding the unusual expenses referred to in
Note 3 to these financial statements, operating profit would have been $11,734,000 or 4% above the operating profit reported for the first nine months of 1994. Excluding the unusual expenses, the operating profit margin for the first nine months of 1995 and 1994 would have been equal at 8.9% of sales.

   As mentioned previously, one of the company's goals for 1995 has been to build its cash reserves by generating additional cash flows from operations. The company began this task following the acquisition of Encore Service Systems, Inc. in July 1993 and has continued building its interest-earning cash reserves throughout 1994 and 1995. Other Income--Net increased to $1,534,000 in the nine months ended September 30, 1995, which compares with $384,000 in the nine months ended September 30, 1994, primarily as a result of increases in the company's interest-earning cash reserves. Excluding the nonrecurring expenses, the company's pretax profit margin increased from 8.7% of sales in the first nine months of 1994 to 9.5% of sales for the first nine months of 1995. The increase in the pretax margin was a direct result of the company earning higher levels of interest income on its growing cash reserves.

   Net income for the first nine months of 1995 was $6,756,000, an 11% increase over the $6,084,000 reported in the comparable 1994 period. Excluding the nonrecurring expenses, earnings for the first nine months of 1995 would have been $7,111,000 or 17% above earnings in the first nine months of 1994. Earnings per share for the nine months ended September 30, 1995 were $1.33, or 11% above the prior year's first nine months earnings per share of $1.20. Excluding the unusual expenses, earnings per share for the first nine months of 1995 would have been $1.40, or 17% above earnings per share in the prior year's first nine months.













                          Page 9 of 13
                  PART II -- OTHER INFORMATION
                  ----------------------------


Item 1. Legal Proceedings

        On July 18, 1995, an association of certain Roto-Rooter franchisees filed a lawsuit in the United States District
        Court for the Southern District of Florida, Miami Division, against Roto-Rooter Corporation, Roto-Rooter, Inc. and Chemed Corporation. Plaintiffs allege that the defendants breached the franchise agreements and the implied covenant of good faith and fair dealing by requiring that renewing franchisees execute the Franchise Agreements with certain revised provisions. These provisions cover fees, advertising expenditures, territorial rights, termination, trademarks and sales reporting. Plaintiffs seek a declaratory judgment that these are unreasonable revisions which are impermissible under the terms of the Franchise Agreement. Plaintiffs also seek unspecified amounts of compensatory damages, lost profits, lost future profits, lost goodwill, costs and attorneys' fees. The Company disputes these claims.



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
                               Schedule                 E-2


   (b)   Reports on Form 8-K
           --------------------

            No reports on Form 8-K were filed during the quarter ended September 30, 1995.







                         Page 10 of 13





                            SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROTO-ROOTER, INC.
                                  -------------------------
                                      (Registrant)



Dated:    November 10, 1995     By: W.R. Griffin
      ----------------------      -------------------------
                                    W.R. Griffin
                                    President



Dated:  November 10, 1995       By: B.A. Brumm
      ----------------------      -------------------------
                                    B.A. Brumm
                                    Vice President - Treasurer
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)