Form 10-K
period 1995-12-31
ROTO ROOTER INC
filed 1996-03-28
CIK 755548

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
/X/                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       or

/ /         Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (No Fee Required)

        For the Transition period from                 to
                                       ---------------    --------------
                         Commission File Number: 0-13821

                                ROTO-ROOTER, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  31-1078130
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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of said stock on the NASDAQ National Market on March 11, 1996 ($31.50 per share), was $60,561,711.

                  At March 11, 1996, 5,153,006 shares of Roto-Rooter, Inc. Common Stock (par value $1 per share) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENT                                        WHERE INCORPORATED
            --------                                        ------------------
1995 Annual Report to Stockholders (Specified Portions)     Parts I, II and IV
Proxy Statement for Annual Meeting                          Part III
to be held May 20, 1996.

                          ROTO-ROOTER, INC.

                   1995 FORM 10-K ANNUAL REPORT


                          TABLE OF CONTENTS

                                                                PAGE
                                PART I

Item 1.  Business.............................................    1
Item 2.  Properties...........................................    3
Item 3.  Legal Proceedings....................................    4
Item 4.  Submission of Matters to a Vote of Security Holders..    5
  --     Executive Officers of the Registrant.................    5

                               PART II

Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.................................    6
Item 6.  Selected Financial Data..............................    6
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................    6
Item 8.  Financial Statements and Supplementary Data..........    6
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................    7


                               PART III

Item 10. Directors and Executive Officers of the Registrant...    7
Item 11. Executive Compensation...............................    7
Item 12. Security Ownership of Certain Beneficial Owners
          and Management......................................    7
Item 13. Certain Relationships and Related Transactions.......    7


                               PART IV

Item 14. Exhibits, Financial Statement Schedule and
          Reports on Form 8-K.................................    7

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

     In September 1984, the Company sold in a private placement 719,991 shares of its common stock, par value $1 per share (the "Common Stock"), and in June 1985, Chemed sold in a public offering 1,100,000 shares of Common Stock. Chemed owns 2,990,333 shares of Common Stock or approximately 58 percent of the outstanding shares of Common Stock.

     Roto-Rooter conducts its business in one business segment. All significant revenues relate to providing repair and maintenance services to residential, commercial, industrial and municipal customers through both company-owned and franchised operations.


DESCRIPTION OF BUSINESS

     Roto-Rooter is the nation's largest provider of sewer and drain cleaning services. The Company provides sewer and drain cleaning and plumbing repair and maintenance services through company-owned operations and franchised operations located in all 50 states, Canada and Japan. The Company also manufactures and purchases for resale sewer and drain cleaning equipment, cable, and other products and accessories for its company-owned operations and for sale to its independent franchisees. Roto-Rooter is one of the oldest franchising businesses in the United States, having established its first franchise in 1936. In August 1991, the Company and Chemed, respectively, purchased 70% and 30% of Convenient Home Services, Inc., which changed its name to Service America Systems, Inc. in July of 1994 ("Service America"). Service America is engaged primarily in the air conditioning and appliance maintenance and repair business in Florida primarily through the sale of service contracts which generally cover a one-year period. In July 1993, Service America completed the acquisition of all the outstanding shares of common stock of Encore Service Systems, Inc. ("Encore"), which is also principally engaged in the air conditioning and appliance maintenance and repair business through service contracts in Florida and Arizona. As a percent of total operating revenue, sewer and drain cleaning repair and maintenance services represent 32 percent, plumbing repair and maintenance services represent 24 percent, air conditioning and appliance repair and maintenance services represent 32 percent, and all other classes represent 12 percent. Other information called for by this item is included within Note 2 of the Notes to Consolidated Financial Statements appearing on page 14 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.


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

     Generally, franchise agreements provide for a five-year term and, upon expiration, each franchisee has the right to enter into a new franchise agreement with Roto-Rooter upon the terms and conditions as are then being offered by Roto-Rooter to other renewing franchisees. Under Roto-Rooter's current franchising program, a new franchisee pays an initial franchise fee of $5,000. Thereafter, each franchisee pays a monthly fee to Roto-Rooter which is based upon the population within his territory.

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

     Service America's operations are regulated by the Florida and Arizona Departments of Insurance. In accordance with certain Florida regulatory requirements, Service America maintains cash with the Department of Insurance and is also required to maintain additional unencumbered reserves. In addition, Service America's air conditioning and appliance repair and maintenance business is also subject to certain limitations imposed by state and local business laws and regulations.

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


EMPLOYEES

     On December 31, 1995, Roto-Rooter had a total of 2,599 employees; 2,542 were located in the United States and 57 were located in Canada.


ITEM 2.  PROPERTIES.

     The major facilities operated by Roto-Rooter are listed below:

   Location                 Type                   Owned            Leased
-------------------   -----------------------  --------------    --------------
Cincinnati, OH        Office and service       24,000 sq. ft.    24,000 sq. ft.
                      facilities

   Location                 Type                   Owned            Leased
-------------------   -----------------------  --------------    --------------
West Des Moines, IA   Office, manufacturing    29,000 sq. ft.           --
                      and distribution center
                      facilities

Northeastern U.S.     Office and service       43,000 sq. ft.  47,000 sq. ft.
Area (1)              facilities

Central U.S. Area     Office and service       27,000 sq. ft.  41,000 sq. ft.
(2)                   facilities

Mid-Atlantic U.S.     Office and service       54,000 sq. ft.  81,000 sq. ft.
Area (3)              facilities

Western U.S.          Office and service       19,000 sq. ft.  38,000 sq. ft.
Area (4)              facilities

Canada (5)            Office and service            --         13,000 sq. ft.
                      facilities

--------------------
(1) Comprising locations in Baltimore and Jessup, Maryland; Stoughton and Woburn, Massachusetts; Stratford and Bloomfield, Connecticut; West Seneca, West Hempstead, Staten Island, Rochester, Farmingdale and Hawthorne, New York; and Cranston, Rhode Island.

(2) Comprising locations in Atlanta and Decator, Georgia; Birmingham, Alabama; Charlotte, North Carolina; Hilliard and Cleveland, Ohio; Memphis and Nashville, Tennessee; Wilmerding, Pennsylvania; St. Louis, Missouri; and Little Rock, Arkansas.

(3) Comprising locations in Pennsauken and North Brunswick, New Jersey; Jacksonville, Medley, Pompano Beach, Ft. Myers, St. Petersburg, Boca Raton, Daytona Beach, Miami and Orlando, Florida; Virginia Beach and Fairfax, Virginia; Levittown, Pennsylvania; Raleigh, North Carolina; and Newark, Delaware.

(4) Comprising locations in Houston and San Antonio, Texas; Addison, Elk Grove Village and Posen, Illinois; Denver, Colorado; Honolulu, Hawaii; Minneapolis, Minnesota; Tacoma, Washington; and Phoenix, Arizona.

(5) Comprising locations in Delta, British Columbia; Winnipeg, Manitoba; and Boucherville, Quebec.

--------------------

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


ITEM 3.  LEGAL PROCEEDINGS.

     On July 18, 1995, an association of certain Roto-Rooter franchisees filed a lawsuit in the United States District Court for the Southern District of Florida, Miami Division, against Roto-Rooter Corporation, Roto-Rooter, Inc. and Chemed Corporation. In January 1996, this proceeding was transferred to the United States District Court for the Southern District of Iowa, Central Division. Plaintiffs allege that the defendants breached the franchise agreements and the implied covenant of good faith and fair dealing by requiring that renewing franchisees execute the franchise agreements with certain revised provisions. These provisions cover fees, advertising expenditures, territorial rights, termination, trademarks and sales reporting. Plaintiffs seek a declaratory judgment that these are unreasonable revisions which are impermissible under the terms of the franchise agreement. Plaintiffs also seek unspecified amounts of compensatory damages, lost profits, lost future profits, lost goodwill, costs and attorneys' fees. The Company disputes these claims and will vigorously defend its rights under the franchise agreement. The Company believes that the disposition of this matter will not have a material effect on the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

      Name              Age                Office                     First Elected
------------------      ---    -----------------------------       --------------------
Edward L. Hutton        76     Chairman                            December 30, 1983(1)
Kevin J. McNamara       42     Vice Chairman                       August 2, 1994(2)
William R. Griffin      52     President and Chief Executive       May 13, 1985(3)
                               Officer
Douglas B. Harper       52     Executive Vice President            May 18, 1992(4)
Patrick L. Johnson      42     Vice President                      December 30, 1983(5)
Brian A. Brumm          41     Vice President, Treasurer           May 13, 1985(6)
                               and Chief Financial Officer
Lawrence J. Gillis      61     Vice President                      May 20, 1991(7)

(1) Mr. E. L. Hutton is Chairman of the Company and, since November 1993, has served as Chairman and Chief Executive Officer of Chemed. Previously, from 1970 to November 1993, he served as President and Chief Executive Officer of Chemed. He is the father of Mr. Thomas C. Hutton, a director of the Company.

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

(7) Mr. L. J. Gillis is a Vice President of the Company and has held this position since May 20, 1991. Since October 1994, he has served as President of Roto- Rooter Services Company. Previously, he served as its Senior Vice President- Operations from February 1991 to October 1994. From November 1983 to February 1991, he served as a Vice President of Roto-Rooter Services Company.

--------------------

       Each executive officer holds office until the annual election at the next annual organizational meeting of the Board of Directors of the Company which is scheduled to be held on May 20, 1996.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock (par value $1 per share) is included in the NASDAQ Stock Market and is traded under the symbol ROTO. The range of the high and low market prices for the Company's Common Stock and dividends paid per share for each quarter of 1994 and of 1995 is set forth below.

                                       CLOSING

                                                             Dividends Paid
                                   High          Low           Per Share
         ------------------------------------------------------------------
         ------------------------------------------------------------------
         1995
         ------------------------------------------------------------------

         First Quarter           $28           $19-1/2           $.15
         Second Quarter           28-1/2        24-1/2            .15
         Third Quarter            37            28                .17
         Fourth Quarter           37-3/4        30-1/2            .17

         1994
         ------------------------------------------------------------------

         First Quarter           $32           $28               $.14
         Second Quarter           32            24                .14
         Third Quarter            26-1/2        22-1/2            .15
         Fourth Quarter           25-3/4        19-1/2            .15

   Future dividends are necessarily dependent upon Roto-Rooter's earnings and financial condition and other factors not presently determinable.

     As of March 11, 1996, there were approximately 197 stockholders of record of the Company's Common Stock. This number only includes stockholders of record and does not include stockholders with shares beneficially held for those in nominee name or within clearinghouse positions of brokers, banks or other institutions. The Company believes its stockholders number more than 900.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information called for by this Item for the five years ended December 31, 1995 is set forth on pages 22 and 23 of the Company's 1995 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information called for by this Item is set forth on pages 19 through 21 of the Company's 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 1, 1996, appearing on pages 9 through 18 of the Company's 1995 Annual Report to Stockholders and the Unaudited Quarterly Financial Data appearing on page 18 of the Company's 1995 Annual Report to Stockholders are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The Directors of the Company are:

                 Edward L. Hutton               Douglas B. Harper
                 William R. Griffin             Will J. Hoekman
                 Brian A. Brumm                 Thomas C. Hutton
                 James A. Cunningham            Patrick L. Johnson
                 Naomi C. Dallob                Sandra E. Laney
                 Charles H. Erhart, Jr.         Kevin J. McNamara
                 Neal Gilliatt                  Timothy S. O'Toole
                 Lawrence J. Gillis             D. Walter Robbins, Jr.
                                                Jerome E. Schnee

     Except for the information relating to Mr. Schnee, the additional information required under this Item with respect to directors and executive officers is set forth in the Company's 1996 Proxy Statement and in Part I hereof under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. Mr. Schnee, who is 54 years old, is a Professor of Management at the University of Cincinnati College of Business Administration ("College") and has held this position since September 1988. From September 1988 to May 1994, he also served as Dean of the College. He is also a director of National Sanitary Supply Company.


ITEM 11.  EXECUTIVE COMPENSATION.

     Information required under this Item is set forth in the Company's 1996 Proxy Statement which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required under this Item is set forth in the Company's 1996 Proxy Statement which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required under this Item is set forth in the Company's 1996 Proxy Statement which is incorporated herein by reference.

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

       10.8      Service America Systems, Inc. Retirement and Savings Plan.*,**

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

       10.16     Service America Deferred Compensation Plan.*,**

       10.17     1990 Standard Form of Roto-Rooter Franchise Agreement.*

       10.18     1995 Standard Form of Roto-Rooter Franchise Agreement.*

       10.19     Employment Agreements with Executives.*,**

       10.20     Amendment No. 5 to Employment Agreement with William R.
                 Griffin.**

       10.21     Amendment No. 5 to Employment Agreement with Douglas B. Harper.
                 **

       10.22     Amendment No. 5 to Employment Agreement with Lawrence Gillis.**

       10.23     Amendment No. 5 to Employment Agreement with Patrick L.
                 Johnson.**

       10.24     Amendment No. 5 to Employment Agreement with Brian A. Brumm.**

       10.25     License Agreement between Roto-Rooter Corporation and
                 Roto-Rooter Services Company.*

       10.26     Roto-Rooter 1995 Stock Incentive Plan**

       10.27     Split Dollar Agreements with Executives.**


       11.       Computation of Per Share Earnings

       13.       1995 Annual Report to Stockholders.

       21.       Subsidiaries of Roto-Rooter, Inc.

       23.       Consent of Independent Accountants

       24.       Powers of Attorney

       27.       Financial Data Schedule +

* This exhibit is being filed by means of incorporation by reference (see Index to Exhibits). Each other exhibit is being filed with this report.

**    Management contract or compensatory plan or arrangement.

+     Not filed herewith.


FINANCIAL STATEMENT SCHEDULE

      See Index to Financial Statements and Financial Statement Schedule on page S-1.


REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ROTO-ROOTER, INC.



March 26, 1996                              By     /s/ William R. Griffin
                                                   ----------------------------
                                                   William R. Griffin
                                                   President and Chief
                                                   Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Title                           Date
      ---------                   -----                           ----
/s/ Edward L. Hutton      Chairman and a Director             )
----------------------                                        )
Edward L. Hutton                                              )
                                                              )
                                                              )
                                                              )
/s/ William R. Griffin    President and Chief Executive       )
----------------------    Officer and a Director (Principal   )
William R. Griffin        Executive Officer)                  )
                                                              )
                                                              )
/s/ Brian A. Brumm        Vice President, Treasurer           )-March 26, 1996
------------------        and Chief Financial Officer         )
Brian A. Brumm            and a Director (Principal           )
                          Financial and Accounting Officer)   )
                                                              )
                                                              )
James A. Cunningham*      Thomas C. Hutton*       )           )
Charles H. Erhart, Jr.*   Patrick L. Johnson*     )           )
Neal Gilliatt*            Sandra E. Laney*        )           )
Lawrence J. Gillis*       Kevin J. McNamara*-     )-Directors )
Douglas B. Harper*        Timothy S. O'Toole*     )           )
Will J. Hoekman*          D. Walter Robbins, Jr.* )           )
                          Jerome E. Schnee*       )           )


--------------------
* Naomi C. Dallob, General Counsel and Secretary of the Company, by signing her name hereto signs this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



March 26, 1996                  /s/ Naomi C. Dallob
--------------                  ---------------------------------
    Date                        Naomi C. Dallob
                                (Attorney-in-Fact and a Director)

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                               1993, 1994 AND 1995

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

Report of Independent Accountants on Financial Statement
  Schedule................................................     S-2

Schedule II -- Valuation and Qualifying Accounts..........     S-3


*Indicates page numbers in the Roto-Rooter, Inc. 1995 Annual Report to Stockholders.

         The consolidated financial statements of Roto-Rooter, Inc. listed above, appearing in the accompanying Roto-Rooter, Inc. 1995 Annual Report to Stockholders, are incorporated herein by reference. The financial statement schedule should be read in conjunction with the consolidated financial statements listed above. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto as listed above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Roto-Rooter, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 1, 1996 appearing on page 9 of the 1995 Annual Report to Stockholders of Roto-Rooter, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

-----------------------
PRICE WATERHOUSE LLP

Cincinnati, Ohio
February 1, 1996

                                                                     SCHEDULE II

                   ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)

=============================================================================================================
                                                              Additions
                                            Balance at        Charged to                           Balance at
                                            Beginning         Costs and         Deductions           End of
           Descriptions                     of Period          Expenses             (a)              Period
-------------------------------------------------------------------------------------------------------------
Qualifying Accounts Deducted
  from Assets:
  Allowance for Doubtful Accounts:

  For the Year 1993                            $468              $538             $(354)             $  652
                                               ====              ====             ======             ======

  For the Year 1994                            $652              $610             $(378)             $  884
                                               ====              ====             ======             ======

  For the Year 1995                            $884              $672             $(506)             $1,050
                                               ====              ====             ======             ======

--------------------
(a) Deductions include accounts considered uncollectible or written off, net of recoveries.

                                INDEX TO EXHIBITS

                                                         Page Number or
                                                   Incorporation by Reference
                                                   --------------------------
Exhibit                                        File No. and             Previous
Number                                          Filing Date            Exhibit No.
-------                                        ------------            -----------
   2.    Exchange Agreement dated August       S-1                           2
         13, 1984 between Chemed               Registration
         Corporation and Roto-Rooter, Inc.     No. 2-97456
                                               5/2/85

   3.1   Certificate of Incorporation of       Form 10-K                     2
         Roto-Rooter, Inc.                     3/27/92

   3.2   By-Laws of Roto-Rooter, Inc.          Form 10-K                     3
                                               3/27/93

  10.1   Executive Salary Protection Plan      Form 10-K                  10.2
         of Roto-Rooter, Inc., as amended      3/30/94
         May 17, 1993

  10.2   1984 Stock Incentive Plan of Roto-    Form 10-K                     6
         Rooter, Inc., as amended through      3/27/92
         May 20, 1991

  10.4   1981 Stock Incentive Plan of          Form 10-K                     9
         Chemed Corporation, as amended        3/27/92
         through May 20, 1991

  10.5   1983 Incentive Stock Option Plan      Form 10-K                    10
         of Chemed Corporation, as amended     3/27/92
         through May 20, 1991

  10.6   1986 Stock Incentive Plan of          Form 10-K                    11
         Chemed Corporation, as amended        3/27/92
         through May 20, 1991

  10.7   1988 Stock Incentive Plan of          Form 10-K                    12
         Chemed Corporation, as amended        3/27/92
         through May 20, 1991

  10.8   Service America Systems, Inc.         Form 10-K                  10.8
         Retirement and Savings Plan           3/28/95

  10.9   Roto-Rooter Management Company        Form 10-K                    14
         Deferred Compensation Plan            3/24/88

  10.10  Amendment No. 1 to Roto-Rooter        Form 10-K                 10.11
         Management Company Deferred           3/30/94
         Compensation Plan, effective
         January 1, 1993

                               INDEX TO EXHIBITS

                                                         Page Number or
                                                   Incorporation by Reference
                                                   --------------------------
Exhibit                                        File No. and             Previous
Number                                          Filing Date            Exhibit No.
-------                                        ------------            -----------
  10.11  Roto-Rooter Management Company        Form 10-K                 10.12
         Deferred Compensation Plan, No. 2,    3/30/94
         effective October 1, 1993

  10.12  1987 Stock Incentive Plan of Roto-    Form 10-K                    14
         Rooter, Inc., as amended through      3/27/92
         May 20, 1991

  10.13  1990 Stock Incentive Plan of Roto-    Form 10-K                    15
         Rooter, Inc., as amended through      3/27/92
         May 20, 1991

  10.14  1993 Stock Incentive Plan of Roto-    Form 10-K                 10.15
         Rooter, Inc., effective May 17,       3/30/94
         1993

  10.15  1991 Convenient Home Services         Form 10-K                    18
         Stock Option Plan                     3/25/93

  10.16  Service America Deferred              Form 10-K                 10.26
         Compensation Plan                     3/28/95

  10.17  1990 Standard Form of Roto-Rooter     Form 10-K                    17
         Franchise Agreement                   3/27/92

  10.18  1995 Standard Form of Roto-Rooter     Form 10-K                 10.18
         Franchise Agreement                   3/28/95

  10.19  Employment Agreement with             Form 10-K                    18
         Executives                            3/25/91

  10.20  Amendment No. 5 to Employment            *
         Agreement with William R. Griffin

  10.21  Amendment No. 5 to Employment            *
         Agreement with Douglas B. Harper

  10.22  Amendment No. 5 to Employment            *
         Agreement with Lawrence Gillis

  10.23  Amendment No. 5 to Employment            *
         Agreement with Patrick L. Johnson

  10.24  Amendment No. 5 to Employment            *
         Agreement with Brian A. Brumm

  10.25  License Agreement between Roto-       Form 10-K                    21
         Rooter Corporation and Roto-Rooter    3/25/93
         Services Company

  10.26  Roto-Rooter 1995 Stock Incentive         *
         Plan

  10.27  Split Dollar Agreements                  *

                               INDEX TO EXHIBITS

                                                         Page Number or
                                                   Incorporation by Reference
                                                   --------------------------
Exhibit                                        File No. and             Previous
Number                                          Filing Date            Exhibit No.
-------                                        ------------            -----------
  11.    Statement re:  Computation of Per        *
         Share Earnings

  13.    1995 Annual Report to Stockholders       *

  21.    Subsidiaries of Roto-Rooter, Inc.        *

  23.    Consent of Independent Accountants       *

  24.    Powers of Attorney                       *

  27.    Financial Data Schedule                  *


--------------------

*   Filed herewith