Form 10-Q
period 1996-03-31
ROTO ROOTER INC
filed 1996-05-08
CIK 755548

- -------------------------------------------------------------------
- ------------------------------------------------------------------
                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 1996

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


Class               Amount                   Date

Common Stock        5,152,710 Shares         May 7, 1996
$1 Par Value
- ------------------------------------------------------------------
- -------------------------------------------------------------------

                       ROTO-ROOTER, INC. AND
                       SUBSIDIARY COMPANIES



                              Index

                                                          Page No.

PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements
                    Consolidated Balance Sheet -
                    March 31, 1996 and December 31, 1995      3

                  Consolidated Statement of Income -
                    Three Months Ended
                    March 31, 1996 and 1995                   4

                  Consolidated Statement of Cash Flows
                   Three Months Ended
                   March 31, 1996 and 1995                    5

                  Notes to Unaudited Financial Statements     6


       Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                               7-8


PART II.   OTHER INFORMATION

       Item 1. Legal Proceedings                              9

  Item 6.  Exhibits and Reports on Form 8-K                   9


           Exhibit 11. Computation of Per
            Share Earnings                                   E-1

          Exhibit 27. Financial Data Schedule                E-2


                       PART I. FINANCIAL INFORMATION
                       Item 1. Financial Statements
                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEET
                               UNAUDITED
             (in thousands except share and per share data)

                                                   March 31,   December 31,
                                                     1996          1995
                                                  ----------   ------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                      $   2,365    $   2,350
   Demand Deposits with Chemed Corporation           15,831       12,974
   Statutory Deposits                                19,134       18,943
   Accounts Receivable, Less Allowance
    (1996--$1,072; 1995--$1,050)                      6,697        6,616
   Inventories --
    Raw Materials, Supplies, General Merchandise
      and In Process                                  7,363        6,899
    Finished Goods                                      773          924
   Deferred Income Taxes                              3,128        3,168
   Prepaid Advertising and Other Current Assets       2,794        2,741
                                                  ----------   ----------
      Total Current Assets                           58,085       54,615

Property and Equipment, at Cost, Less Accumulated
   Depreciation (1996--$19,745; 1995--$18,621)       24,840       25,121
Intangible Assets, Less Accumulated Amortization
   (1996--$13,488; 1995--$12,883)                    65,079       65,515
Other Assets                                          5,636        4,618
                                                  ----------   ----------
      Total Assets                                $ 153,640    $ 149,869
                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                               $   9,421    $   8,606
   Deferred Contract Revenue                         24,787       23,512
   Income Taxes                                       5,762          851
   Other Current Liabilities                         20,432       21,762
                                                  ----------   ----------
      Total Current Liabilities                      60,402       54,731

Deferred Income Taxes                                    --        2,696
Deferred Compensation and Other
 Noncurrent Liabilities                               5,105        4,979
Long-Term Debt with Chemed Corporation                6,924        8,424
Minority Interest                                     4,105        4,053
                                                  ----------   ----------
      Total Liabilities                              76,536       74,883
                                                  ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Authorized 1,000,000 Shares,
    $1.00 Par Value (None Issued)                        --           --
   Common Stock - Authorized 10,000,000 Shares,
    $1.00 Par Value (Issued 1996--5,444,612 Shares
    and 1995--5,413,054 Shares)                       5,445        5,413
   Paid-In Capital                                   28,384       27,521
   Retained Earnings                                 51,000       49,309
   Treasury Stock, at Cost (1996--292,952 Shares
     and 1995--278,517 Shares)                       (7,725)      (7,257)
                                                  ----------   ----------
      Total Stockholders' Equity                     77,104       74,986
                                                  ----------   ----------
      Total Liabilities and Stockholders' Equity  $ 153,640    $ 149,869
                                                  ==========   ==========

         See accompanying notes to unaudited financial statements.

              ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF INCOME
                 (in thousands except per share data)
                              UNAUDITED

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                1996      1995
                                              --------  --------
Total Operating Revenues                      $ 47,783  $ 43,727
                                              --------  --------

Cost of Services Provided and
  Products Sold                                 28,731   26,646
Selling, General and Administrative
  Expenses                                      12,878   11,281
Depreciation and Amortization                    1,975    1,926
                                               -------- --------
  Total Costs and Expenses                      43,584   39,853
                                               -------- --------

Income from Operations                           4,199    3,874
Interest Expense                                  (217)    (169)
Other Income - Net                                 546      365
                                                -------- --------
Income before Income Taxes                       4,528    4,070
Income Taxes                                     1,917    1,750
                                                -------- --------
Income before Minority Interest                  2,611    2,320
Minority Interest                                   52       69
                                                -------- --------
Net Income                                     $ 2,559  $ 2,251
                                                ======== ========

Earnings Per Common Share                      $   .50  $   .44
                                                ======== ========

Average Number of Shares Outstanding             5,144    5,081
                                                ======== ========

Cash Dividends Paid Per Share                   $  .17   $  .15
                                                ======== ========

      See accompanying notes to unaudited financial statements.

              ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands)
                             UNAUDITED

                                                 Three Months Ended
                                                      March 31,
                                                 --------------------
                                                  1996         1995*
                                                --------      -------
Cash Flows From Operating Activities:
  Net Income                                      $  2,559     $  2,251
  Depreciation and Amortization                      1,975        1,926
  Provision for Deferred Income Taxes               (2,313)        (223)
  Changes in Operating Assets and Liabilities        5,347        1,190
  Change in Statutory Reserve Requirements            (191)      (1,202)
  Other                                             (1,161)        (481)
                                                  ---------    ---------
       Net Cash Provided by Operating Activities     6,216        3,461
                                                  ---------    ---------
Cash Flows from Investing Activities:
  Capital Expenditures                              (1,317)        (834)
  Business Combinations                               (168)      (1,059)
  Proceeds from Disposition of Property
       and Equipment                                   257          458
                                                  --------     ---------
       Net Cash Used for Investing Activities      (1,228)       (1,435)
                                                  --------     ---------
Cash Flows from Financing Activities:
 Dividends Paid                                      (868)         (763)
 Repayment of Debt                                 (1,672)          (34)
 Proceeds from Issuance of Long-Term Debt             --            327
Advances To Chemed Corporation                     (2,860)       (1,963)
  All Other                                           427           323
                                                  --------     ---------
       Net Cash Used for
       Financing Activities                        (4,973)       (2,110)
                                                  --------     ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                     15           (84)

Cash and Cash Equivalents at Beginning of Period    2,350           937
                                                  --------      --------
Cash and Cash Equivalents at End of Period        $ 2,365       $   853
                                                  ========      ========

*Reclassified to conform to current year presentation.

       See accompanying notes to unaudited financial statements

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES

                  Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accor dance with Rule 10-01 of SEC Regulation
   S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Roto-Rooter, Inc., the financial statements presented herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairl y the financial position, results of operations and cash flows of the company and its consolidated subsidiaries. For further information regarding Roto-Rooter's accounting policies and other financial information, refer to the consolidated financial statements and footnotes included in Roto-Rooter's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Earnings per common share are computed on the basis of the weighted average number of shares of common stock outstanding during the respective periods and exclude the dilutive effect of outstanding stock options as it is not material.




                        Page 6 of 11

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



FINANCIAL CONDITION

   Income taxes currently payable increased from $851,000 at December 31, 1995 to $5,762,000 at March 31, 1996. The increase resulted from higher taxable income in the first quarter of 1996 as compared with the first quarter of 1995 and the completion of an Internal Revenue Service ("IRS") tax audit for calendar years 1991 through 1993. The IRS audit resulted in an additional assessment of $2,940,000 which was paid in April 1996. The additional assessment primarily resulted from the IRS spreading deductible acquisition-related costs over longer periods than the company had used. The settlement of the IRS audit also resulted in noncurrent deferred income taxes declining from $2,696,000 at December 31, 1995 to zero at March 31, 1996. In addition, during the first quarter of 1996, the company repaid $1,500,000 of its long-term debt with Chemed Corporation. Notwithstanding these changes, the company's cash position and other working capital were not significantly impacted and management believes that resources are adequate for the company's needs.


RESULTS OF OPERATIONS

   First Quarter 1996 Versus First Quarter 1995
   ----------------------------------------------
   In the first quarter of 1996, the company's total operating revenues increased to $47,783,000, or 9.3% over first quarter 1995 revenues. Excluding Encore Maintenance and Management, ("M&M") (a business that was sold effective March 31, 1995), Roto-Rooter's total operating revenues for the three month period ending March 31, 1996 would have been 11.2% above comparable revenues of $42,976,000 in 1995. The increase in operating revenues, excluding M&M, for the first three months of 1996 was due primarily to higher sewer and drain cleaning and plumbing revenues. Sewer and drain cleaning revenues increased to $15,587,000, or 8.8% above the $14,327,000 reported in the first three months of 1995. Plumbing revenues grew to $12,137,000 in the first three months of 1996, which was 21.8% above comparable 1995 revenues. Service contract revenues were $12,956,000 for the three month period ending March 31, 1996, or 5.0% above comparable revenues reported in 1995.

   The company's gross profit margin increased from 39.1% in the first quarter of 1995 to 39.9% in the first quarter of 1996, primarily resulting from continued growth in the company's plumbing gross profit margin.


                          Page 7 of 11
   Selling, general and administrative expenses increased from 25.8% of sales for the three months ended March 31, 1995 to 27.0% for the three months ended March 31, 1996, primarily as a result of higher wages and advertising costs as a percent of sales.
Higher wages primarily resulted from the company continuing its optisizing strategy in its Atlanta and New York markets. Roto-Rooter's operating profit margin for the first quarter of 1996 was 8.8% which compares with 8.9% during the first quarter of 1995.

   Other Income--Net increased from $365,000 for the three months ended March 31, 1995 to $546,000 for the three months ended March 31, 1996, primarily as a result of an increase in the company's interest-earning cash reserves, offset partially by a decline in the interest rate received on these reserves during the first quarter of 1996 as compared with the first quarter of 1995. As a result of good cost management and higher interest earnings during the first quarter of 1996, the company's pretax margin increased to 9.5% of sales for the three months ended March 31, 1996, or 0.2 percentage points above the 9.3% pretax margin reported for the first three months of 1995.

   The company's effective income tax rate declined from 43.0% for the three months ended March 31, 1995 to 42.3% for the three months ended March 31, 1996, primarily as a result of lower non-deductible intangibles amortization in 1996 as compared with 1995.

   Net income for the first quarter of 1996 was $2,559,000, a 13.7% increase over the $2,251,000 reported in the comparable 1995 quarter. Earnings per share for the first quarter of 1996 were $.50, or 13.6% above the prior year first quarter earnings per share of $.44.






                          Page 8 of 11
                  PART II -- OTHER INFORMATION
                  ----------------------------

Item 1. Legal Procedings

        In 1995, an association of certain Roto-Rooter franchisees filed a lawsuit in the United States District Court for the Southern District of Florida, Miami Division, against Roto-Rooter Corporation, Roto-Rooter, Inc. and Chemed Corporation. This case has been transferred to U.S. District Court for the Southern District of Iowa in Des Moines. Additional information about this lawsuit can be found on page 18 of Roto-Rooter's
        Annual Report on Form 10-K for the year ended December 31, 1995.
        No significant change in the status of this lawsuit occurred during the first quarter of 1996.


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
                               Schedule                 E-2

   (b)   Reports on Form 8-K
       --------------------

        No reports on Form 8-K were filed during the quarter ended March 31, 1996.













                          Page 9 of 11




                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange
      Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROTO-ROOTER, INC.
                                  -------------------------
                                      (Registrant)



Dated:    May 7, 1996         By:  W.R. Griffin
      ----------------------      -------------------------
                                    W.R. Griffin
                                    President



Dated:  May 7, 1996           By:   B.A. Brumm
      ----------------------      -------------------------
                                    B.A. Brumm
                                    Vice President - Treasurer
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)