Form 10-Q
period 1996-06-30
ROTO ROOTER INC
filed 1996-08-13
CIK 755548

- -------------------------------------------------------------------
- ------------------------------------------------------------------
UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 1996

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


Class               Amount                   Date

Common Stock        5,172,963 Shares         August 13, 1996
$1 Par Value
- ------------------------------------------------------------------
- -------------------------------------------------------------------

                        ROTO-ROOTER, INC. AND
                       SUBSIDIARY COMPANIES



                              Index

                                                          Page No.

PART I.    FINANCIAL INFORMATION:

         Item 1.  Financial Statements
                    Consolidated Balance Sheet -
                    June 30, 1996 and December 31, 1995       3

                    Consolidated Statement of Income -
                    Three and Six Months Ended
                    June 30, 1996 and 1995                    4

                    Consolidated Statement of Cash Flows
                    Six Months Ended
                    June 30, 1996 and 1995                    5

                    Notes to Unaudited Financial Statements   6


  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                    7-9


PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote
             of Security Holders                              10

  Item 6.  Exhibits and Reports on Form 8-K                   11


           Exhibit 11. Computation of Per
             Share Earnings                                   E-1

           Exhibit 27. Financial Data Schedule                E-2

                       PART I. FINANCIAL INFORMATION
                       Item 1. Financial Statements
                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEET
             (in thousands except share and per share data)
                                UNAUDITED

                                                  June 30,      December 31,
                                                   1996           1995
                                                 ----------     ------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                      $   3,844    $   2,350
   Demand Deposits with Chemed Corporation           13,462       12,974
   Statutory Deposits                                19,505       18,943
   Accounts Receivable, Less Allowance
    (1996--$1,039; 1995--$1,050)                      7,205        6,616
   Inventories --
    Raw Materials, Supplies, General Merchandise
      and In Process                                  7,867        6,899
    Finished Goods                                      630          924
   Deferred Income Taxes                              3,100        3,168
   Prepaid Expenses and Other Current Assets          2,705        2,741
                                                  ----------   ----------
      Total Current Assets                           58,318       54,615

Property and Equipment, at Cost, Less Accumulated
   Depreciation (1996--$20,816; 1995--$18,621)       25,156       25,121
Intangible Assets, Less Accumulated Amortization
   (1996--$14,078; 1995--$12,883)                    64,249       65,515
Other Assets                                          6,360        4,618
                                                  ----------   ----------
      Total Assets                                $ 154,083    $ 149,869
                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                               $  10,383    $   8,606
   Deferred Contract Revenue                         25,043       23,512
   Income Taxes                                         665          851
   Other Current Liabilities                         22,325       21,762
                                                  ----------   ----------
      Total Current Liabilities                      58,416       54,731

Deferred Income Taxes                                    --        2,696
Deferred Compensation and Other Noncurrent Liabilities5,479        4,979
Long-Term Debt with Chemed Corporation                6,924        8,424
Minority Interest                                     4,158        4,053
                                                  ----------   ----------
      Total Liabilities                              74,977       74,883
                                                  ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock - Authorized 1,000,000 Shares,
    $1.00 Par Value (None Issued)                        --           --
   Common Stock - Authorized 10,000,000 Shares,
    $1.00 Par Value (Issued 1996--5,487,933 Shares
    and 1995--5,413,054 Shares)                       5,488        5,413
   Paid-In Capital                                   29,524       27,521
   Retained Earnings                                 52,909       49,309
   Treasury Stock, at Cost (1996--319,294 Shares and
     1995--278,517 Shares)                           (8,815)      (7,257)
                                                  ----------   ----------
      Total Stockholders' Equity                     79,106       74,986
                                                  ----------   ----------
      Total Liabilities and Stockholders' Equity  $ 154,083    $ 149,869
                                                  ==========   ==========

        See accompanying notes to unaudited financial statements.

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (in thousands except per share data)
                                UNAUDITED

                                Three Months Ended    Six Months Ended
                                      June 30,            June 30,
                               --------------------  ------------------
                                 1996      1995        1996      1995
                               --------  --------    --------  --------
Total Operating Revenues       $ 50,038  $ 43,271    $ 97,821   $ 86,998
                               --------  --------    --------   --------

Cost of Services Provided and
  Products Sold                  29,282    26,348      58,013     52,994
Selling, General and Administrative
  Expenses                       14,171    11,329      27,049     22,610
Depreciation and Amortization     1,996     1,874       3,971      3,800
                               --------  --------    --------   --------
    Total Costs and Expenses     45,449    39,551      89,033     79,404
                               --------  --------    --------   --------

Income from Operations            4,589     3,720       8,788      7,594
Interest Expense                   (222)     (240)       (439)      (488)
Other Income - Net                  470       463       1,016        907
                               --------  --------    --------    --------
Income before Income Taxes        4,837     3,943       9,365      8,013
Income Taxes                      1,999     1,705       3,916      3,455
                               --------  --------    --------    --------
Income before Minority Interest   2,838     2,238       5,449      4,558
Minority Interest                    53        13         105         82
                               --------  --------    --------    --------
Net Income                     $  2,785  $  2,225    $  5,344   $  4,476
                               ========  ========    ========    ========

Earnings Per Common Share      $    .54  $    .44    $   1.04   $    .88
                               ========  ========    ========    ========

Average Number of Shares
Outstanding                       5,158     5,088       5,151      5,085
                               ========  ========    ========    ========

Cash Dividends Paid Per Share  $    .17  $    .15    $    .34   $    .30
                               ========  ========    ========    ========



        See accompanying notes to unaudited financial statements.

                ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (in thousands)
                               UNAUDITED

                                              Six Months Ended
                                                   June 30,
                                            ---------------------
                                             1996          1995*
                                           --------      --------

Cash Flows From Operating Activities:
    Net Income                             $  5,344    $  4,476
    Depreciation and Amortization             3,971       3,800
    Provision for Deferred Income Taxes      (2,336)       (310)
    Changes in Operating Assets
      and Liabilities                         2,539       1,127
    Change in Statutory Reserve Requirements   (562)     (1,476)
    Other                                    (1,072)       (603)
                                            --------    --------
      Net Cash Provided by Operating
         Activities                           7,884       7,014
                                            --------    --------
Cash Flows from Investing Activities:
    Capital Expenditures                     (3,042)     (2,137)
    Business Combinations                      (257)       (629)
    Proceeds from Disposition of Property
      and Equipment                             321         611
                                             --------    --------
      Net Cash Used for Investing Activities (2,978)     (2,155)
                                             --------    --------
Cash Flows from Financing Activities:
    Dividends Paid                           (1,744)     (1,526)
    Repayment of Debt                        (1,701)        (68)
    Advances To Chemed Corporation             (488)     (2,848)
    All Other                                   521         471
                                           --------    --------
      Net Cash Used for
         Financing Activities                (3,412)     (3,971)
                                           --------    --------

Net Increase in Cash and
    Cash Equivalents                          1,494         888

Cash and Cash Equivalents at
   Beginning of Period                        2,350         937
                                           --------    --------
Cash and Cash Equivalents at End of Period $  3,844    $  1,825
                                           ========    ========

*Reclassified to conform to current year presentation.


         See accompanying notes to unaudited financial statements

                  ROTO-ROOTER, INC. AND SUBSIDIARY COMPANIES
                   Notes to Unaudited Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accor dance with Rule 10-01 of SEC
   Regulation S-X. Consequently, they do not include all the disclosures required under generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Roto-Rooter, Inc., the financial statements presented herein contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of o perations and cash flows of the company and its consolidated subsidiaries. For further information regarding Roto-Rooter's accounting policies and other financial information, refer to the consolidated financial statements and footnotes included in Roto-Rooter's Annual Report on Form 10-K for the year ended December 31, 1995.

2. Earnings per common share are computed using the weighted average number of shares of common stock outstanding during the respective periods and exclude the dilutive effect of outstanding stock options as it is not material.






                        Page 6 of 13

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



FINANCIAL CONDITION

   During the first six months of 1996, an Internal
Revenue Service ("IRS") tax audit for the calendar years
1991 through 1993 was completed. The IRS audit resulted in an additional assessment of $2,940,000, due primarily to the IRS spreading deductible acquisition related costs over longer periods than the company had used. The additional assessment was paid in April 1996. The settlement also resulted in noncurrent deferred income taxes declining from $2,696,000 at December 31, 1995 to zero at June 30, 1996. Additionally, in March 1996, the company repaid $1,500,000 of its long-term debt with Chemed Corporation. Notwithstanding these changes, the company's cash position and other working capital were not significantly impacted and management believes that resources are adequate for the company's needs.

RESULTS OF OPERATIONS

   Second Quarter 1996 Versus Second Quarter 1995
   ----------------------------------------------

   In the second quarter of 1996, the company's total operating revenues grew 15.6%, to $50,038,000, over second quarter 1995 revenues. Growth in operating revenues for the second quarter of 1996 was primarily the result of higher plumbing and sewer and drain cleaning revenues. Plumbing revenues grew to $12,905,000, an increase of 26.1% above second quarter 1995 plumbing revenues. Sewer and drain cleaning revenues grew to $16,087,000, an increase of 15.2% above second quarter 1995 sewer and drain cleaning revenues. Service contract revenue for the three months ended June 30, 1996, increased to $13,059,000, 4.7% over that reported in the comparable prior year period. Combined, plumbing, sewer and drain cleaning, and service contract revenues accounted for 84.0% of total second quarter 1996 operating revenues.

   The company's gross profit margin increased 2.4 percentage points to 41.5% for the three month period ending June 30, 1996.
The margin growth was primarily the result of improved margins on plumbing and service contract revenues.

   During the second quarter of 1996, selling, general, and administrative expense grew 2.1 percentage points, as a percent

                          Page 7 of 13
of sales, to 28.3% when compared to the second quarter of 1995.
The increase was primarily the result of higher incentive accruals and professional fees. Roto-Rooter's operating profit margin for the second quarter of 1996 was 9.2% as compared to the 8.6% reported for the second quarter of 1995.

   Other income-net grew 11.2% to $248,000 for the three months ending June 30, 1996, primarily as a result of higher interest earnings. An increase in the company's interest-bearing cash reserves was partially offset by a decline in the average interest rate received on these reserves during the second quarter of 1996 as compared to the second quarter of 1995.

   The company's effective income tax rate declined from 43.2% for the three months ended June 30, 1995 to 41.3% for the three months ended June 30, 1996. The lower effective rate was the result of lower nondeductible intangibles amortization and a lower effective state income tax rate as compared to the prior year.

   Net income for the second quarter of 1996 was $2,785,000, a 25.2% increase over the prior year second quarter. Earnings per share for the second quarter of 1996 were $.54, or 22.7% above earnings per share reported in the second quarter of 1995.

   First Six Months of 1995 versus First Six Months of 1994
   --------------------------------------------------------

   Total operating revenues for the first six months of 1996 were $97,821,000, a 12.4% increase over revenues of $86,998,000 reported in the first six months of the prior year. Plumbing and sewer and drain cleaning revenues for the six months ending June 30, 1996 grew 24.0% and 11.9%, respectively, over the comparable prior year period. The company's service contract revenue grew 4.9% in the first six months of 1996 as compared with the prior year.

   The company's gross profit margin grew 1.6 percentage points to 40.7% during the six months ending June 30, 1996 as compared to that reported in the comparable prior year. The increased gross profit margin resulted primarily from higher margins on plumbing and service contract revenues.

   Selling, general and administrative expenses increased from 26.0% of revenues for the first six months of 1995 to 27.7% for the first six months of 1996. This increase resulted primarily from higher incentive accruals, professional fees and advertising costs as a percent of revenues.

   Income for operations for the first six months of 1996 increased 15.7% to $8,788,000 from the $7,594,000 reported in

                          Page 8 of 13
the comparable prior year period. The company's operating profit margin increased to 9.0% of revenues for the six months ending
June 30, 1996, a 0.3 percentage point increase over the same period in 1995.

   Other Income-Net grew 37.7% for the first six months of 1996 to $577,000, primarily as a result of the following. During the first six months of 1996, the company's interest-bearing cash reserves have increased while average interest rates earned on those reserves have declined as compared with the comparable prior year period. The increase in cash reserves has more than offset the effect of a declining average interest rate.

     The company's effective income tax rate was 41.8% at June 30, 1996 as compared to 43.1% at June 30, 1995. The lower rate, was primarily the result of the reduced effect of non-deductible intangibles amortization and a lower effective state income tax rate as compared to the prior year.

   Net income for the first six months of 1996 of $5,344,000 was up 19.4% as compared to the prior year. Net income grew at a faster rate than operating profit as a result of higher interest income earnings and a lower effective income tax rate for the six months ending June 30, 1996.

   Earnings per share grew 18.2% to $1.04 for the first six months of 1996 in comparison with the $0.88 reported in the prior year.


















                          Page 9 of 13
                  PART II -- OTHER INFORMATION
                  ----------------------------


Item 4. Submission of Matters to a Vote of Security Holders

(a) Roto-Rooter held its Annual Meeting of Stockholders on
    May 20, 1996.

(b) The names of directors elected at this Annual Meeting are as follows:

        Edward L. Hutton               Will J. Hoekman
        William R. Griffin             Thomas C. Hutton
        Brian A. Brumm                 Patrick L. Johnson
        James A. Cunningham            Sandra E. Laney
        Naomi C. Dallob                Kevin J. McNamara
        Charles H. Erhart, Jr.         John M. Mount
        Neal Gilliatt                  Timothy S. O'Toole
        Lawrence J. Gillis             D. Walter Robbins, Jr.
        Douglas B. Harper              Donald E. Saunders
                                       George J. Walsh III

(c) The Stockholders then ratified the selection by the
    Board of Directors of Price Waterhouse, LLP as independent accountants for the Company and its consolidated subsidiaries for the year 1996. Votes cast in favor of the proposal were
    4,606,738 and 5,879 were cast against it.   Votes abstained
    were 13,621 and zero (0) were broker non-votes.

    With respect to the election of directors, the number of votes cast for each nominee was as follows:

                              Votes      Votes      Broker
                 Votes For    Against    Withheld   Non-Votes
                 ---------    --------   ---------  ---------
E.L. Hutton      4,601,685    24,553        510         0
W.R. Griffin     4,602,185    24,053         10         0
B.A. Brumm       4,602,185    24,053         10         0
J.A. Cunningham  4,602,185    24,053         10         0
N.C. Dallob      4,601,685    24,553        510         0
C.H. Erhart, Jr. 4,601,685    24,553        510         0
N. Gilliatt      4,601,685    24,553        510         0
L.J. Gillis      4,602,185    24,053         10         0
D.B. Harper      4,602,185    24,053         10         0
W.J. Hoekman     4,602,185    24,053         10         0
T.C. Hutton      4,601,685    24,553        510         0
P.L. Johnson     4,601,685    24,553        510         0
S.E. Laney       4,601,685    24,553        510         0
K.J. McNamara      4,601,685  24,553        510         0
J.M. Mount       4,601,685    24,553        510         0
T.S. O'Toole     4,601,685    24,553        510         0
D.W. Robbins, Jr.  4,601,685  24,553        510         0
D.E. Saunders      4,601,685  24,553        510         0
G.J. Walsh III   4,601,685    24,553        510         0

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

        No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange
      Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROTO-ROOTER, INC.
                                  -------------------------
                                      (Registrant)



Dated:    August 13, 1996       By:  W.R. Griffin
      ----------------------      -------------------------
                                     W.R. Griffin
                                     President



Dated:   August 13, 1996       By:   B.A. Brumm
      ----------------------      -------------------------
                                     B.A. Brumm
                                     Vice President - Treasurer
                                     and Chief Financial Officer
                                     (Principal Accounting Officer)